Form 10-K
period 2022-11-26
BASSETT FURNITURE INDUSTRIES INC
filed 2023-01-24
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2022

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 28, 2022 was $166,389,769.

The number of shares of the Registrant’s common stock outstanding on January 13, 2023 was 8,957,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be held March 8, 2023, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2022, 2021 and 2020 mean the fiscal years ended November 26, 2022, November 27, 2021 and November 28, 2020. All three years contained 52 weeks.

SAFE-HARBOR, FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aimed” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors, which should be read in conjunction with Item 1A “Risk Factors”, that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

●

fluctuations in the cost and availability of raw materials, fuel, labor, delivery costs and sourced products, including those which may result from supply chain disruptions and shortages and the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products

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

●	the risk that we may not achieve the strategic benefits of our acquisition of Noa Home Inc.

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

With 91 BHF stores at November 26, 2022, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order to reach markets that cannot be effectively served by our retail store network, we also distribute our products, including the Lane Venture outdoor furniture products, through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

During the second quarter of fiscal 2022, we opened our first regional fulfillment center (“RFC”) in Orlando, Florida where we are stocking our best sellers for much quicker delivery. This adds an element of immediacy to our proven platform of made to order custom furniture that has driven our strategy for the past two decades. During the fourth quarter of 2022, we opened our second RFC near Baltimore, Maryland. In December of 2022, we opened three more RFCs in Conover, North Carolina, Grand Prairie, Texas and Riverside, California. We plan to evaluate the performance of these five RFCs before considering any additional locations.

In 2018, we added outdoor furniture to our offerings with the acquisition of the Lane Venture brand. Our strategy is to distribute these products outside of our BHF store network through a network of over 10 independent sales representatives. Using Lane Venture as a platform, we developed the Bassett Outdoor brand that is only marketed through the BHF store network. This allows Bassett branded product to move from inside the home to outside the home to capitalize on the growing trend of outdoor living.

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

We are engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes. During the second quarter of 2022, we implemented a comprehensive Product Information Management system which will allow us to enhance and standardize our product development and data management and governance processes. This will result in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions. We are also in the process of implementing a new eCommerce platform that we plan to introduce in the second quarter of 2023.  The new web platform will leverage world class features including enhanced customer research capabilities and streamlined navigation that we believe will result in increased web traffic and sales.

During the fourth quarter of fiscal 2022 we acquired Noa Home Inc. (“Noa Home”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. With a lean staffing model, the Noa Home team has built an operational blueprint that has the potential for significant growth. We believe the acquisition will provide Bassett with a greater online presence and will allow us to attract more digitally native consumers. While still in the planning phase, we expect to introduce the Noa Home brand in the United States during 2023.

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”), and the transaction was completed on February 28, 2022. As a result of the sale, the operations of our former logistical services segment, which consisted entirely of the operations of Zenith, are presented in this Annual Report on Form 10-K as discontinued operations.

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

In response to the restrictive measures imposed by governmental authorities and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for much of the second fiscal quarter of 2020. This extended period of suspended operations had a material adverse impact upon our results of operations during the second fiscal quarter of 2020 and resulted in a significant net loss for 2020. In addition to operating losses resulting from severely reduced sales volumes, we also recorded charges for goodwill impairment as well as for the impairment of certain other long-lived assets. However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which allowed us to return to overall profitability for the third and fourth fiscal quarters of 2020 continuing through fiscal 2022. However, continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions created significant delays in order fulfillment and increasing backlogs as we were not able to produce and ship at the incoming rate of wholesale and retail orders. Gradual decreases in wholesale and retail backlogs over the course of 2022 were driven by a lower rate of incoming orders coupled with gradual easing of supply chain constraints. By the end of fiscal 2022, these issues have been substantially resolved. However, we cannot anticipate the impact of any future resurgence of COVID-19 upon our business, which could include, among other things, reductions in customer traffic to our retail stores, increased labor shortages and renewed supply chain disruptions. Should these conditions resume, this may have a material adverse impact on our ultimate financial condition and liquidity.

Operating Segments

We have strategically aligned our business into two reportable segments: Wholesale and Retail – Company-owned stores.

The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of BHF stores (Company-owned retail stores and licensee-owned stores) and independent furniture retailers. Our retail segment consists of 58 Company-owned and operated BHF stores. The following table shows the number of Company-owned stores by state as of November 26, 2022:

	Number of		Number of
State	Stores	State	Stores
Alabama	1	Nevada	1
Arizona	3	New Jersey	2
Arkansas	1	New York	5
California	2	North Carolina	5
Connecticut	3	Ohio	2
Delaware	1	Oklahoma	1
Florida	4	Pennsylvania	2
Georgia	3	South Carolina	1
Kentucky	1	Tennessee	1
Maryland	3	Texas	10
Massachusetts	1	Virginia	4
Missouri	1	Total	58

Our five locations in the state of New York include a 16,000 square foot clearance center in Middletown, New York. Unlike our other 57 BHF locations, the clearance center offers only clearance merchandise at reduced price points and without design consulting services.

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

Wholesale shipments by category for the last three fiscal years, excluding intercompany sales to our retail segment, are summarized below:

	2022				2021				2020
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$124,565	$82,437	$207,002	63.8%	$105,445	$69,533	$174,978	59.2%	$71,840	$56,360	$128,200	58.0%
Bassett Leather	35,953	76	36,029	11.1%	36,157	61	36,218	12.3%	20,487	949	21,436	9.7%
Bassett Custom Wood	22,534	24,764	47,298	14.6%	24,079	24,066	48,145	16.3%	19,682	19,629	39,311	17.8%
Bassett Casegoods	15,628	18,612	34,240	10.5%	17,378	18,610	35,988	12.2%	13,719	18,409	32,128	14.5%
Total	$198,680	$125,889	$324,569	100.0%	$183,059	$112,270	$295,329	100.0%	$125,728	$95,347	$221,075	100.0%

Approximately 22% of our 2022 wholesale sales were of imported product compared to 24% in both 2021 and 2020. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $35,336 at November 26, 2022 and $90,057 at November 27, 2021. The significant reduction in backlog is due to a 15% decrease in incoming orders for 2022 coupled with the easing of COVID-related labor shortages and supply chain disruptions.

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

Retail Segment Overview – Company-Owned Retail Stores

The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores, single-vendor branded retailers and on-line retailers. As a whole, our store network with 58 Company-owned stores and 33 licensee-owned stores, ranks in the top 30 in retail furniture sales in the United States. Our Company-owned store network peaked at 70 stores in fiscal 2019. Since that time, we have closed ten underperforming locations along with two others that are in the process of relocation within their markets.

Net sales for our Company-owned retail stores by major product category for the last three fiscal years are summarized below:

	2022 (2)		2021		2020

Bassett Custom Upholstery	$163,755	57.1%	$139,527	56.3%	$112,888	53.3%
Bassett Leather	1,707	0.6%	226	0.1%	2,326	1.1%
Bassett Custom Wood	43,208	15.1%	30,931	12.5%	28,942	13.7%
Bassett Casegoods	40,146	14.0%	42,658	17.2%	35,728	16.9%
Accessories, mattresses & other (1)	38,105	13.3%	34,485	13.9%	32,060	15.1%

Total	$286,921	100.0%	$247,827	100.0%	$211,944	100.0%

(1)	Includes sales of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)	Beginning with the fourth quarter of fiscal 2022, our retail segment includes the sales of Noa Home, which was acquired on September 2, 2022.

The COVID crisis in 2020 gave us the opportunity to look inward and to make structural improvements to our business model. We instituted a “virtual appointment” program for our stores in late March of 2020, whereby consumers digitally engage with our designers and transact without physically visiting a store. Adding this new form of engagement is one of the many lasting changes that have come out of the pandemic.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies has significantly increased our traffic to the website and our online orders. Digital advertising continued to dominate our marketing expenditures in 2022 as compared to traditional television and direct mail advertising. We plan to continue with increased levels of spending on digital advertising and outreach during 2023.

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

We also continue to re-examine the performance of every one of our stores. Store traffic has been declining and the effect on our retail model has become increasingly challenging. We believe that on a market-by-market basis, there will be fewer stores in the future. We will continue to evaluate store-by-store performance as we seek the optimal store count in the markets in which we compete at retail.

We also plan to heavily emphasize our “Made in America” story and utilize locally harvested and organic materials when possible. As part of this, we recently rebranded our premier Custom Upholstery line to be part of the Bench Made program emphasizing that those products are artisan crafted with exceptional domestic materials and are made to order. In addition, we expanded our Bench Made solid wood dining offerings to provide a sleeker more contemporary styled product to complement our initial Bench Made dining offerings.

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

Human Capital

We employed 1,561 people as of November 26, 2022. Our associate count represents a decrease of 658 from a year ago, 644 due to the sale of Zenith with the remaining 14 primarily attributable to the reduction in the number of Company-owned retail stores. Headcount by segment is as follows:

●	1,037 in the wholesale segment
●	524 in the retail segment

Invested… In Each Other is more than a catchphrase at Bassett – it’s how we approach our relationships with our associates. When we invest in our team members’ personal wellbeing, work environment and professional development, we promote a work culture that fosters mutual respect, increased productivity, and best-in-class customer service.

Personal & Financial Wellbeing

●

We offer a free online mental and behavioral health resource to all our associates, their spouses and adolescent children, with unlimited access to board-certified psychiatrists and licensed therapists.

●

Our wellness programs, including onsite health clinics, personalized health coaching, mental health counseling, and incentivized healthy lifestyle choices, are designed to improve associate health and reduce healthcare costs for both the associate and the Company.

●	We provide opportunities for our associates to meet with a certified financial planner for personalized retirement planning and budget counseling.
●

We offer comprehensive benefit plans including Company subsidized health insurance, 401(k) Plan with Company matching contributions, and paid time off. We believe our benefit plans are competitive and meet the needs of most of our associates.

Work Environment

Our investments in our facilities continue, which improve our associates’ safety and comfort, and increase efficiency. These include:

●	Updated break area, restrooms, lighting and parking at our Haleyville, Alabama manufacturing facility
●	Improved lighting and flooring, and reconfigured layouts to facilitate more efficient and roomier work areas in our Newton, NC upholstery facilities.
●	Invested in material handling solutions at our Bassett, VA plant, reducing the need for associates to physically move materials through the production process.
●	Continued renovations at our corporate headquarters.

We continued to conduct associate focus groups to solicit input for further improving our associate’s work-life experience. Based on this feedback, we instituted a mentorship program to assist with new associate orientation at our Martinsville facility and started weekly department manager-led meetings with production personnel.

Professional Development

We offer opportunities to our associates for educational and skill development, including:

●	Leadership, communication and diversity/inclusion training for identified high potential associates.
●	Tuition reimbursement for associates who desire to further their education.
●	Online training for managers, with classes completed monthly.
●	Training for customer-facing associates designed to enhance the in-store and follow up experiences for our customers.

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

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $19,709 and $22,447 at November 26, 2022 and November 27, 2021, respectively. At November 26, 2022 and November 27, 2021, approximately 31% and 24%, respectively, of the aggregate risk exposure, net of reserves, was attributable to five customers. In fiscal 2022, 2021 and 2020, no customer accounted for more than 10% of total consolidated net sales.

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

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce. As a result of these circumstances, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses. In addition, many of our office personnel were working remotely. By the end of June 2020, we had reopened all of our retail stores that had been temporarily closed. However, continuing logistical challenges faced by the entire home furnishings industry resulting from COVID-related labor shortages and supply chain disruptions created significant delays in order fulfillment and increasing backlogs as we were not able to produce and ship at the incoming rate of wholesale and retail orders. Gradual decreases in wholesale and retail backlogs over the course of 2022 were driven by a lower rate of incoming orders coupled with gradual easing of supply chain constraints. By the end of fiscal 2022, these issues have been substantially resolved. However, we cannot anticipate the impact of any future resurgence of COVID-19 upon our business, which could include, among other things, reductions in customer traffic to our retail stores, increased labor shortages and renewed supply chain disruptions. Should these conditions resume, this may have a material adverse impact on our ultimate financial condition and liquidity.

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

We may incur significant future losses due to our recent acquisition of Noa Home

If expected growth trends in Noa Home’s revenue fail to materialize, we may be unable to recover our investment in Noa Home, including any additional financial support we may find necessary to provide. This may result in significant operating losses from Noa Home which could have an adverse impact on our future cash flows and results of operations, including significant charges for the impairment of certain acquired assets including goodwill.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores and to our website. Digital advertising and outreach continue to dominate our marketing expenditures. We are also investing heavily in our website and e-commerce. We plan to debut a new website in the second quarter of 2023 which will include improved navigation and on-line order capabilities designed to drive additional on-line sales. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

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

We use various types of wood, foam, fibers, fabrics, leathers, and other raw materials in manufacturing our furniture. Certain of our raw materials, including fabrics, are purchased both abroad and domestically. Fluctuations in the price, availability and quality of raw materials could result in increased costs or a delay in manufacturing our products, which in turn could result in a delay in delivering products to our customers. For example, lumber prices fluctuate over time based on factors such as weather and demand, which in turn impact availability. More recently, general price inflation brought on by labor and supply shortages have forced us to implement several general price increases in 2022 and 2021. There is no guarantee that we will be able to successfully pass along additional cost increases as they arise and rising inflation could have an adverse impact upon consumer demand for discretionary items such as home furnishings. Production delays or upward trends in raw material prices could result in lower sales or margins, thereby adversely impacting our earnings.

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

We accept electronic payment cards in our stores and also gather certain personal identifiable information in the processing of our retail sales transactions. We also store and process confidential information pertaining to our employees and other third parties on our networks. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information. In addition, if there were a disclosure of confidential information provided by, or concerning, our employees, customers or other third parties, including through inadvertent disclosure, unapproved dissemination, or unauthorized access, our reputation could be harmed, and we could be subject to civil or criminal liability and regulatory actions. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

General

We own our corporate office building, which includes an annex, located in Bassett, Va.

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location

Bassett Wood Division	Martinsville, Va.
Bassett Wood Division	Bassett, Va.
Bassett Upholstery Division	Newton, N.C.
Bassett Upholstery Division	Haleyville, Alabama
3 Warehouses	Bassett, Va.

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide adequate capacity for our manufacturing and warehousing needs. In addition to the owned properties shown above, we lease facilities in Newton, North Carolina for the manufacturing of upholstered furniture and the manufacturing and warehousing operations of Lane Venture and Bassett Outdoor.

Retail Segment:

Real estate associated with our retail segment consists of eight owned locations with an aggregate square footage of 203,465 and a net book value of $21,164. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas	Louisville, Kentucky
Knoxville, Tennessee	Tampa, Florida (to be opened in 2023)

Of these locations, two are subject to land leases. Our remaining 51 store locations are leased from third parties. In addition to retail stores, we also lease thirteen locations for use as regional warehouses and home delivery distribution centers.

See Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

David C. Baker, 62, joined the Company in 2005 as Director, Store Operations. From 2006 to 2015 he served as Vice President – Corporate Retail, and in 2015 was appointed to Senior Vice President, Corporate Retail. In 2019, he was appointed Senior Vice President, Chief Retail Officer. Prior to joining Bassett, Mr. Baker managed Bassett stores for licensees from 1999 to 2005 after having previously managed stores for other furniture retail chains including Haverty’s and Rhodes Furniture.

John E. Bassett III, 64, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009. In 2019, he was also promoted to the position of Senior Vice President, Chief Operations Officer.

Bruce R. Cohenour, 64, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising. In 2013, he was promoted to Senior Vice President of Sales and Merchandising. In 2019, he was appointed Senior Vice President, Chief Sales Officer. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 61, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer. In 2019, he was also promoted to the position of Senior Vice President, Chief Financial and Administrative Officer.

Jay R. Hervey, Esq., 63, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Kara Kelchner-Strong, 48, joined the Company in 2007 as Director, Retail Communications. In 2015, she was promoted to Vice President, Strategy and Planning. In 2018, she was appointed Vice President, Strategic Transformation Officer and in 2019, she was promoted to Senior Vice President, Customer Experience Officer. Prior to joining Bassett, she held several positions with Restoration Hardware.

Robert H. Spilman, Jr., 66, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 6,600 beneficial stockholders at January 13, 2023.

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. The following table summarizes the stock repurchase activity for the three months ended November 26, 2022, and the approximate dollar value of shares that may yet be repurchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 28 - October 1, 2022	76,000	$17.82	76,000	$29,503
October 2 - October 29, 2022	124,678	$16.99	123,453	$27,404
October 30 - November 26, 2022	74,703	$18.80	74,703	$25,999

ITEM 6.         [RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except share and per share data)

Impact of COVID-19

For a discussion of how COVID-19 has impacted and may continue to impact our business and financial condition, please refer to the discussion under the heading "Impact of the COVID-19 Pandemic and Related Supply Chain and Labor Issues Upon Our Business" in Part I, Item 1 of this report.

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

With 91 BHF stores at November 26, 2022, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

During the second quarter of fiscal 2022, we opened our first regional fulfillment center (“RFC”) in Orlando, Florida where we are stocking our best sellers for much quicker delivery. This adds an element of immediacy to our proven platform of made to order custom furniture that has driven our strategy for the past two decades. During the fourth quarter of 2022, we opened our second RFC near Baltimore, Maryland. In December of 2022, we opened three more RFCs in Conover, North Carolina, Grand Prairie, Texas and Riverside, California. We plan to evaluate the performance of these five RFCs before considering any additional locations.

In 2018, we added outdoor furniture to our offerings with the acquisition of the Lane Venture brand. Our strategy is to distribute these products outside of our BHF store network through a network of over 10 independent sales representatives. Using Lane Venture as a platform, we developed the Bassett Outdoor brand that is only marketed through the BHF store network. This allows Bassett branded product to move from inside the home to outside the home to capitalize on the growing trend of outdoor living.

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

We are engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes. During the second quarter of 2022, we implemented a comprehensive Product Information Management system which will allow us to enhance and standardize our product development and data management and governance processes. This will result in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions. We are also in the process of implementing a new eCommerce platform that we plan to introduce in the second quarter of 2023.  The new web platform will leverage world class features including enhanced customer research capabilities and streamlined navigation that we believe will result in increased web traffic and sales. We expect to spend approximately $2,000 on these efforts in 2023.

During the fourth quarter of fiscal 2022 we acquired Noa Home for $5,878 cash plus contingent consideration of $1,375 (see Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. With a lean staffing model, the Noa Home team has built an operational blueprint that has the potential for significant growth. We believe the acquisition will provide Bassett with a greater online presence and will allow us to attract more digitally native consumers. While still in the planning phase, we expect to introduce the Noa Home brand in the United States during 2023.

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

During the second quarter of 2022, we acquired a 25,000 square foot store property in Tampa, Florida for $7,668. We are currently in the process of developing plans for store buildout and upfit with a planned opening date in the third quarter of 2023.

We also may occasionally identify opportunities to enhance our presence in existing markets by relocating existing stores to better locations within the same market. During the third quarter of fiscal 2022 we sold the store property of one of our Houston, Texas locations for $8,217, net of closing costs, which resulted in a gain of $4,595. For tax purposes, the sale of the Houston store and the purchase of the Tampa store will be treated as a 1031 exchange where the majority of the tax on the gain will be deferred. The store closure sale was completed early in the fourth quarter of fiscal 2022. We expect to open a new leased store in a more upscale shopping area in the vicinity of the closed store in the third quarter of 2023. During the fourth quarter of fiscal 2022 at the end of the lease term, we closed our Dallas, Texas store located at the intersection of McKinney and Knox streets. We plan to open a replacement store in the nearby iconic Inwood Village shopping center during the first quarter of 2023.

As of November 26, 2022, we had 58 Corporate-owned stores operating.

Sale of the Assets of Zenith Freight Lines, LLC

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith, to J,J.B. Hunt for $86,939 in cash. On February 28, 2022 the transaction was completed with us receiving $85,521 after the payment of $418 in certain transaction costs and the funding of $1,000 held in escrow. The final purchase price was subject to a customary post-closing working capital adjustment, which was settled in the amount of $987 resulting in a pre-tax gain of $52,534 on this transaction. As a result of the sale, the operations of our former logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income and in the following discussion as discontinued operations.

Analysis of Continuing Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2022 as compared to fiscal year 2021. For an analysis of the fiscal year 2021 results as compared to fiscal year 2020, see “Analysis of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on January 31, 2022.

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, gain on sale of real estate, other charges, and income from operations were as follows for the years ended November 26, 2022, November 27, 2021 and November 28, 2020:

							Comparative Change
							2022 vs 2022		2021 vs 2020
	2022		2021		2020		Dollars	Percent	Dollars	Percent

Net sales of furniture and accessories	$485,601	100.0%	$430,886	100.0%	$337,672	100.0%	$54,715	12.7%	$93,214	27.6%
Cost of furniture and accessories sold	237,262	48.9%	209,799	48.7%	163,567	48.4%	27,463	13.1%	46,232	28.3%
Gross profit	248,339	51.1%	221,087	51.3%	174,105	51.6%	27,252	12.3%	46,982	27.0%
SG&A	218,069	44.9%	196,830	45.7%	176,405	52.2%	21,239	10.8%	20,425	11.6%
Gain on sale of real estate	4,595	0.9%	-	0.0%	-	0.0%	4,595	NM	-	NM
Asset impairments & other charges	-	0.0%	-	0.0%	15,205	4.5%	-	NM	(15,205)	-100.0%
Income (loss) from continuing operations	$34,865	7.2%	$24,257	5.6%	$(17,505)	-5.2%	$10,608	N/M	$41,762	N/M

Our consolidated net sales by segment were as follows:

				Comparative Change
				2022 vs 2021		2021 vs 2020
	2022	2021	2020	Dollars	Percent	Dollars	Percent
Sales Revenue
Wholesale sales of furniture and accessories	$324,569	$295,329	$221,075	$29,240	9.9%	$74,254	33.6%
Less: Sales to retail segment	(125,889)	(112,270)	(95,347)	(13,619)	12.1%	(16,923)	17.7%
Wholesale sales to external customers	198,680	183,059	125,728	15,621	8.5%	57,331	45.6%
Retail sales of furniture and accessories	286,921	247,827	211,944	39,094	15.8%	35,883	16.9%
Consolidated net sales of furniture and accessories	$485,601	$430,886	$337,672	$54,715	12.7%	$93,214	27.6%

Total sales revenue for the year ended November 26, 2022, increased $54,715 or approximately 13% from the prior year period primarily due to increases in wholesale shipments to both the open market and the BHF store network, along with an approximately 16% increase in retail sales.

Gross margins for the year ended November 26, 2022, decreased 20 basis points from 2021 primarily due to rising raw material and inbound freight costs, including the impact of rising fuel prices, partially offset by greater fixed cost leverage from increased sales. While these rising costs have been somewhat mitigated by price increases implemented since the first quarter of 2021, the increase in order backlogs and order fulfillment times limited our ability to match revised pricing to manufacturing costs. Although no increases are currently being contemplated, we will continue to monitor our costs to determine if additional increases are warranted. SG&A expenses as a percentage of sales for year ended November 26, 2022, decreased 80 basis points from 2021 primarily due to improved leverage of fixed costs through higher sales levels.

During fiscal 2022, we also recognized a gain of $4,595 from the sale of the real estate at a former retail location in Houston, Texas.

Certain other items affecting comparability between fiscal 2022 and 2021 are discussed below in “Other Items Affecting Net Income”.

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

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers. The retail segment also includes the operations and net assets of Noa Home since the acquisition on September 2, 2022.

Our former logistical services segment which represented the operations of Zenith is now presented as a discontinued operation.

Reconciliation of Segment Results to Consolidated Results of Operations

To supplement the financial measures prepared in accordance with GAAP, we present gross profit by segment inclusive of the effects of intercompany sales by our wholesale segment to our retail segment. Because these intercompany transactions are not eliminated from our segment presentations and because we do not present gross profit as a measure of segment profitability in the accompanying condensed consolidated financial statements, the presentation of gross profit by segment is considered to be a non-GAAP financial measure. In addition, certain special gains or charges that are included in consolidated income from operations are not included in the measures of segment profitability. The reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below along with the effects of various other intercompany eliminations on our consolidated results of operations.

	Year Ended November 26, 2022
							GAAP
	Non-GAAP Presentation				Special		Presentation
	Wholesale	Retail	Eliminations		Items		Consolidated

Net sales of furniture and accessories	$324,569	$286,921	$(125,889)	(1)	$-		$485,601
Cost of furniture and accessories sold	225,455	135,930	(124,123)	(2)	-		237,262
Gross profit	99,114	150,991	(1,766)	(3)	-		248,339
SG&A expense	89,828	129,483	(1,242)	(4)	-		218,069
Gain on sale of real estate	-	-	-		4,595	(5)	4,595
Income from continuing operations	$9,286	$21,508	$(524)		$4,595		$34,865

	Year Ended November 27, 2021
						GAAP
	Non-GAAP Presentation				Special	Presentation
	Wholesale	Retail	Eliminations		Items	Consolidated

Net sales of furniture and accessories	$295,329	$247,827	$(112,270)	(1)	$-	$430,886
Cost of furniture and accessories sold	202,026	118,455	(110,682)	(2)	-	209,799
Gross profit	93,303	129,372	(1,588)	(3)	-	221,087
SG&A expense	75,813	122,328	(1,311)	(4)	-	196,830
Income from continuing operations	$17,490	$7,044	$(277)		$-	$24,257

	Year Ended November 28, 2020
							GAAP
	Non-GAAP Presentation				Special		Presentation
	Wholesale	Retail	Eliminations		Items		Consolidated

Net sales of furniture and accessories	$221,075	$211,944	$(95,347)	(1)	$-		$337,672
Cost of furniture and accessories sold	152,982	107,233	(96,648)	(2)	-		163,567
Gross profit	68,093	104,711	1,301	(3)	-		174,105
SG&A expense	63,506	114,208	(1,309)	(4)	-		176,405
Asset impairment charges	-	-	-		12,184	(6)	12,184
Goodwill impairment charge	-	-	-		1,971	(7)	1,971
Litigation expense	-	-	-		1,050	(8)	1,050
Income (loss) from continuing operations	$4,587	$(9,497)	$2,610		$15,205		$(17,505)

Notes to Segment Consolidation Table:

(1) Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2) Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment.
(3) Represents the change in the elimination of intercompany profit in inventory.
(4) Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(5) Represents the gain on the sale of the real estate at a former retail location.

(6) Represents $11,114 of non-cash asset impairment charges on underperforming stores, including $6,239 for the impairment of operating lease right-of-use assets, and $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closure of our custom upholstery manufacturing facility in Grand Prairie, Texas.

(7) Represents a non-cash charge for the impairment of goodwill associated with our retail reporting unit.
(8) Represents an accrual of $1,050 for estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income for our Wholesale Segment were as follows for the fiscal years ended November 26, 2022, November 27, 2021 and November 28, 2020:

							Comparative Change
							2022 vs 2021		2021 vs 2020
	2022		2021		2020		Dollars	Percent	Dollars	Percent

Net sales	$324,569	100.0%	$295,329	100.0%	$221,075	100.0%	$29,240	9.9%	$74,254	33.6%
Gross profit (1)	99,114	30.5%	93,303	31.6%	68,093	30.8%	5,811	6.2%	25,210	37.0%
SG&A	89,828	27.7%	75,813	25.7%	63,506	28.7%	14,015	18.5%	12,307	19.4%
Income from operations	$9,286	2.9%	$17,490	5.9%	$4,587	2.1%	$(8,204)	-46.9%	$12,903	281.3%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of segment results to consolidated results of operations presented above.

Wholesale shipments by category for the fiscal years ended November 26, 2022, November 27, 2021 and November 28, 2020 are summarized below:

	2022				2021				2020
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$124,565	$82,437	$207,002	63.8%	$105,445	$69,533	$174,978	59.2%	$71,840	$56,360	$128,200	58.0%
Bassett Leather	35,953	76	36,029	11.1%	36,157	61	36,218	12.3%	20,487	949	21,436	9.7%
Bassett Custom Wood	22,534	24,764	47,298	14.6%	24,079	24,066	48,145	16.3%	19,682	19,629	39,311	17.8%
Bassett Casegoods	15,628	18,612	34,240	10.5%	17,378	18,610	35,988	12.2%	13,719	18,409	32,128	14.5%
Total	$198,680	$125,889	$324,569	100.0%	$183,059	$112,270	$295,329	100.0%	$125,728	$95,347	$221,075	100.0%

Fiscal 2022 as Compared to Fiscal 2021

Net sales for the year ended November 26, 2022 increased $29,240 or 9.9% from the prior year period due to a 13% increase in shipments to both the BHF store network, a 32% increase in shipments of Lane Venture product and a 3.8% increase in shipments to the open market. Gross margins for the year ended November 26, 2022 declined 110 basis points compared to the prior year period as we experienced significant increases in material and other production costs. In addition, we experienced reduced margins in our Bassett Leather product line due to price discounting during the last half of the year. As this product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. Although we have reduced the inventory level by $5,320 since the peak, we still have $16,773 in inventory at November 26, 2022. We expect reduced margins on this product line to continue over the next two quarters as we reduce the inventory to a more normal level. All of these cost increases were partially offset by greater leverage of fixed costs due to higher sales volumes. SG&A expenses as a percentage of sales increased 200 basis points primarily due to increased sales and marketing expenses, employee compensation costs and logistics and warehouse costs partially offset by greater leverage of fixed costs from increased sales volumes.

Wholesale backlog decreased to $35,336 at November 26, 2022 from $90,057 at November 27, 2021 as a 15% decrease in incoming orders combined with the easing of COVID-related labor shortages and supply chain disruptions has enabled us to work down our Company record level backlog from 2021.

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, and operating income (loss) for our retail segment were as follows for the fiscal years ended November 26, 2022, November 27, 2021 and November 28, 2020:

							Comparative Change
							2022 vs 2021		2021 vs 2020
	2022		2021		2020		Dollars	Percent	Dollars	Percent

Net sales	$286,921	100.0%	$247,827	100.0%	$211,944	100.0%	$39,094	15.8%	$35,883	16.9%
Gross profit (1)	150,991	52.6%	129,372	52.2%	104,711	49.4%	21,619	16.7%	24,661	23.6%
SG&A	129,483	45.1%	122,328	49.4%	114,208	53.9%	7,155	5.8%	8,120	7.1%
Income (loss) from operations	$21,508	7.5%	$7,044	2.8%	$(9,497)	-4.5%	$14,464	205.3%	$16,541	NM

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of segment results to consolidated results of operations presented above.

Retail sales by major product category for the fiscal years ended November 26, 2022, November 27, 2021 and November 28, 2020 were as follows:

	2022 (2)		2021		2020

Bassett Custom Upholstery	$163,755	57.1%	$139,527	56.3%	$112,888	53.3%
Bassett Leather	1,707	0.6%	226	0.1%	2,326	1.1%
Bassett Custom Wood	43,208	15.1%	30,931	12.5%	28,942	13.7%
Bassett Casegoods	40,146	14.0%	42,658	17.2%	35,728	16.9%
Accessories, mattresses & other (1)	38,105	13.3%	34,485	13.9%	32,060	15.1%
Total	$286,921	100.0%	$247,827	100.0%	$211,944	100.0%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

(2)	Beginning with the fourth quarter of fiscal 2022, our retail segment includes the sales of Noa Home, which was acquired on September 2, 2022.

Fiscal 2022 as Compared to Fiscal 2021

Net sales for the year ended November 26, 2022 increased $39,094 or approximately 16% from the prior year. Written sales (the value of sales orders taken but not delivered) declined 7.4% from fiscal 2021. Gross margins for the year ended November 26, 2022 increased by 40 basis points as compared to the prior year period, primarily driven by improved pricing strategies and lower levels of promotional activity, partially offset by increased clearance activity from five store closing events during the year. Selling, general and administrative expenses for the year ended November 26, 2022 as a percentage of sales decreased by 430 basis points as compared to fiscal 2021 primarily due to greater leverage of fixed costs from higher sales volumes. Sales and results of operations of Noa Home, which has been included in our retail segment since its acquisition on September 2, 2022, were not material.

Retail backlog decreased to $51,041 at November 26, 2022 from $82,894 at November 27, 2021 as the slower pace of written sales in the current year combined with the easing of COVID-related labor shortages and supply chain disruptions has enabled us to work down our Company record level backlog from 2021.

Discontinued Operations - Logistical Services

Revenues, operating expenses and income from operations for our logistical services segment were as follows for the fiscal years ended November 26, 2022, November 27, 2021 and November 28, 2020:

							Comparative Change
							2022 vs 2021		2021 vs 2020
	2022		2021		2020		Dollars	Percent	Dollars	Percent
Logistical services revenue	$16,776	100.0%	$55,648	100.0%	$48,191	100.0%	$(38,872)	-69.9%	$7,457	15.5%
Cost of logistical services	15,001	89.4%	53,905	96.9%	46,910	97.3%	(38,904)	-72.2%	6,995	14.9%
Other loss, net	(63)	-0.4%	(260)	-0.5%	(54)	-0.1%	197	-75.8%	(206)	381.5%
Income from discontinued operations	$1,712	10.2%	$1,483	2.7%	$1,227	2.5%	$229	15.4%	$256	20.9%

*53 weeks for fiscal 2019 as compared with 52 weeks for fiscal 2020.

Analysis of Discontinued Operations – Logistical Services

The amounts shown above represent the results of Zenith’s business transactions with third parties. Because the sale of Zenith was closed on the first business day of the second fiscal quarter of 2022, operating results for that period are insignificant.

Zenith also charged Bassett $9,121 for logistical services provided to our wholesale segment during the year ended November 26, 2022, and $31,329 and $26,967 for fiscal 2021 and 2020, respectively. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we have incurred $27,604 of expense during the year ended November 26, 2022, for the performance of logistical services by J.B. Hunt.

Other Items Affecting Net Income (Loss)

Other items affecting net income (loss) for fiscal 2022 and 2021 are as follows:

	2022	2021

Interest income (1)	$302	$48
Interest expense (2)	(38)	(33)
Net periodic pension costs (3)	(489)	(422)
Net gains (cost) of company-owned life insurance (4)	161	(364)
Other	(739)	(729)

Total other loss, net	$(803)	$(1,500)

(1)

Consists of interest income arising from our short-term investments and interest-bearing cash equivalents. The increase in interest income for fiscal 2022 as compared with fiscal 2021 was due primarily to higher interest rates paid on certificates of deposit. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit.

(2)

The interest expense in fiscal 2022 and 2021 is attributable to finance leases for computer and office equipment. See Note 15 to the Consolidated Financial Statements for additional information regarding our leases.

(3)

Represents the portion of net periodic pension costs not included in income from operations. See Note 10 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

(4)	Includes a gain arising from death benefits from Company-owned life insurance of $1,441 in fiscal 2022.

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

We recorded an income tax provision (benefit) on pre-tax income from continuing operations of $8,702, $5,836 and ($6,536) in fiscal 2022, 2021 and 2020, respectively. Our effective tax rates for both 2022 and 2021 of 25.5% differ from the federal statutory rate of 21.0% due to the effects of state income taxes and various permanent differences. Our effective tax rate of 36.3% for 2020 differs from the federal statutory rate of 21.0% primarily due to the benefit of the CARES Act and to the effects of state income taxes and various permanent differences, including those related to the non-deductible goodwill impairment charge. See Note 13 to the Consolidated Financial Statements for additional information regarding our income tax provision (benefit), as well as our net deferred tax assets and other matters.

We have net deferred tax assets of $5,528 as of November 26, 2022, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $22,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for fiscal 2022 was a net use of $2,970 compared to cash provided by operations of $14,563 for fiscal 2021, representing a decrease of $17,533. Cash provided by the operating activities of our discontinued operations was $1,681 for fiscal 2022 compared to $4,082 for the prior year period, a decline of $2,401 as Zenith only operated during the first quarter of fiscal 2022. Excluding the decline in operating cash flow from discontinued operations, cash flows from continuing operations declined $14,132 from the prior year. Cash flows from operating activities included the payment of $20,176 in estimated income taxes net of refunds in 2022 as compared to $3,092 in 2021, the increase primarily related to the taxable gain on the sale of Zenith. In addition, cash flows from the collection of retail customer deposits declined by $28,318 due to the slowing pace of retail written sales.

Our overall cash position increased by $27,251 during fiscal 2022, compared to a decline of $11,425 during fiscal 2021, an increase of $38,676 from the prior year. Excluding the overall cash flow from discontinued operations, overall cash flow from continuing operations increased $35,762 over the prior year. Offsetting the decline in cash flows from operations, net cash flows from investing activities during the fiscal 2022 increased $77,413 to $65,534 of cash provided by investing activities compared to net cash used in investing activities of $11,571 for the prior year. This increase was primarily due to net proceeds of $84,534 received from the sale of Zenith and net proceeds of $8,217 received from the sale of retail real estate in Houston, Texas, partially offset by a $10,543 increase in capital expenditures over the prior year, including our purchase of our new retail store site in Tampa, Florida, and our net cash investment in Noa Home of $5,582. Net cash used in financing activities during the fiscal 2022 increased $21,146 to a net use of $35,563 as compared to a net use of $14,417 for the prior year, primarily due to a special dividend of $14,494 declared and paid during the second quarter of 2022 and a $9,556 increase in share repurchases to $15,122 during fiscal 2022 as compared to $5,566 repurchased during fiscal 2021. On March 9, 2022, our Board of Directors increased the amount authorized under our existing share repurchase plan to $40,000, of which $25,999 remains available for future purchases as of November 26, 2022. With cash and cash equivalents and short-term investments totaling $79,340 on hand at November 26, 2022, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At November 26, 2022, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we had outstanding standby letters of credit with another bank totaling $250 at November 26, 2022. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at November 26, 2022 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehouse space used in our retail segment. We also lease local delivery trucks used in our retail segment. The total future minimum lease payments for leases with terms in excess of one year at November 26, 2022 is $138,543, the present value of which is $116,938 and is included in our accompanying consolidated balance sheet at November 26, 2022. We were contingently liable under licensee lease obligation guarantees in the amount of $1,880 at November 26, 2022. The remaining terms under these lease guarantees range from approximately one to five years. See Note 15 to our consolidated financial statements for a schedule of future cash payments on our lease obligations and additional details regarding our leases and lease guarantees.

We provide post-employment benefits to certain current and former executives and management level employees of the Company. Included among these benefits are two defined-benefit plans with a combined projected benefit obligation of $7,262 at November 26, 2022. See Note 10 to our consolidated financial statements for a projection of future benefit payments under these plans from 2023 through 2032. We also have deferred compensation plans with a total liability of $3,686 at November 26, 2022, the current portion of which is $296. See Note 10 to our consolidated financial statements for additional information regarding these plans.

Dividends and Share Repurchases

During fiscal 2022, we declared and paid four quarterly dividends totaling $5,668, or $0.60 per share, as well as one special dividend totaling $14,494, or $1.50 per share. During fiscal 2022, we repurchased 868,085 shares of our stock for $15,122 under our share repurchase program. The weighted-average effect of these share repurchases on earnings per share from continuing operations was approximately $0.10 per share basic and $0.11 per share diluted. On March 9, 2022, our Board of Directors increased the remaining limit of the repurchase plan to $40,000. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 28, 2022 was $25,999.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2023 will be approximately $25 million, which will be used for the upfit of new and remodeled retail stores, the expansion and upgrade of our outdoor furniture manufacturing facilities in Haleyville, Alabama and additional investments in information technology, including a new website. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the store program, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of BHF stores and Zenith distribution facilities. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. See Note 15 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

Revenue Recognition - We recognize revenue when we transfer promised goods to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $35,963 and $51,492 as of November 26, 2022 and November 27, 2021, respectively. Substantially all of the customer deposits held at November 27, 2021 related to performance obligations satisfied during fiscal 2022 and have therefore been recognized in revenue for the year ended November 26, 2022. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third-party service provider.

Allowance for credit losses - We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $1,261 and $567 at November 26, 2022 and November 27, 2021, respectively, representing 6.6% and 2.7% of our gross accounts receivable balances at those dates, respectively. The allowance for credit losses is based on a review of specifically identified customer accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectibility of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivables, which is generally ninety days or less. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value, and inventory accounted for under the last-in, first out method (“LIFO”) is stated at the lower of cost or market. Cost is determined for domestic furniture inventories, excluding outdoor furniture products, using the LIFO method. The cost of imported inventories, domestic outdoor furniture products and Noa Home product inventories is determined on a FIFO basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $5,167 and $4,816 at November 26, 2022 and November 27, 2021, respectively, representing 5.7% and 5.8%, respectively, of our inventories on a LIFO basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

Goodwill – Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and the resulting goodwill is allocated to the respective reporting unit: Wood, Upholstery, Retail – Company-Owned Stores, and Noa Home. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. We performed an interim test of goodwill as of May 30, 2020 due to the severe impact of the COVID-19 pandemic and resulting business interruption during the second fiscal quarter of 2020. This interim test resulted in an impairment charge of $1,971 for the year ended November 28, 2020. For the annual tests of goodwill performed as of the beginning of the fourth fiscal quarters of 2021 and 2022, we performed the qualitative assessment as described above and concluded that there has been no additional impairment of our goodwill as of November 26, 2022.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 26, 2022, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisitions of Lane Venture and Noa Home and have a carrying value of $8,723.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 26, 2022 our definite-lived intangible assets consist of customer relationships acquired in the acquisition of Lane Venture with a carrying value of $232.

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

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our purchases outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2022. We are also exposed to foreign currency market risk through our investment in Noa Home. Our investment in Noa Home is subject to changes in the value of the Canadian dollar versus the U.S. dollar. Additionally, Noa Home is exposed to other local currency fluctuation risk through its operations in Australia, Singapore and the United Kingdom. The impact of currency fluctuations on our financial position and results of operations since the acquisition of Noa Home on September 2, 2022 has not been significant.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the price of oil.

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our retail segment for home delivery as well as through amounts we are charged for logistical services by our service providers. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $21,164 and $16,971 at November 26, 2022 and November 27, 2021, respectively, for Company-owned stores, consisting of eight locations with a total of 203,465 square feet of space, could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,880 and $1,845 which we have guaranteed on behalf of licensees as of November 26, 2022 and November 27, 2021, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations and warehouse facilities. At November 26, 2022, the unamortized balance of such right-of-use assets totaled $98,788. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) as of November 26, 2022 and November 27, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended November 26, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 26, 2022 and November 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 26, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 26, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 24, 2023 expressed an unqualified opinion thereon.

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

Measurement of Reserves for Excess and Obsolete Inventories

Measurement of Reserves for Excess and Obsolete Inventories

Description of the Matter

At November 26, 2022, the Company’s inventories were $85.5 million. As discussed in Note 2 and Note 6 to the consolidated financial statements, cost for domestic manufactured furniture inventories is determined using the last-in, first-out (“LIFO”) method and are stated at the lower of cost or market. The cost of imported inventories and domestic outdoor furniture products is determined using the first-in, first-out (“FIFO”) method and stated at the lower of cost or net realizable value. Reserves for excess and obsolete inventories are determined based upon historical write-offs, forecasted future demand, market conditions and, for domestic manufactured furniture, the respective valuations at LIFO.

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

Richmond, Virginia

January 24, 2023

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 26, 2022 and November 27, 2021

(In thousands, except share and per share data)

	2022	2021
Assets
Current assets
Cash and cash equivalents	$61,625	$34,374
Short-term investments	17,715	17,715
Accounts receivable, net of allowance for credit losses of $1,261 and $567 as of November 26, 2022 and November 27, 2021, respectively	17,838	20,567
Inventories	85,477	78,004
Recoverable income taxes	2,353	8,379
Current assets of discontinued operations held for sale	-	11,064
Other current assets	11,487	10,181
Total current assets	196,495	180,284

Property and equipment, net	77,001	69,168

Other long-term assets
Deferred income taxes, net	5,528	3,189
Goodwill and other intangible assets	21,727	14,354
Right of use assets under operating leases	99,472	95,955
Long-term assets of discontinued operations held for sale	-	52,757
Other	6,050	5,953
Total other long-term assets	132,777	172,208
Total assets	$406,273	$421,660

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$20,359	$23,988
Accrued compensation and benefits	12,921	12,639
Customer deposits	35,963	51,492
Current portion of operating lease obligations	18,819	20,235
Current liabilites of discontinued operations held for sale	-	16,095
Other accrued liabilities	12,765	9,770
Total current liabilities	100,827	134,219

Long-term liabilities
Post employment benefit obligations	9,954	12,968
Long-term portion of operating lease obligations	97,477	94,845
Long-term liabilities of discontinued operations held for sale	-	16,210
Other long-term liabilities	2,406	686
Total long-term liabilities	109,837	124,709

Commitments and Contingencies

Stockholders equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 8,951,839 at November 26, 2022 and 9,762,125 at November 27, 2021	44,759	48,811
Retained earnings	150,800	115,631
Additional paid-in-capital	-	113
Accumulated other comprehensive income (loss)	50	(1,823)
Total stockholders' equity	195,609	162,732
Total liabilities and stockholders’ equity	$406,273	$421,660

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2022, November 27, 2021, and November 28, 2020

(In thousands, except per share data)

	2022	2021	2020

Net sales of furniture and accessories	$485,601	$430,886	$337,672
Cost of furniture and accessories sold	237,262	209,799	163,567
Gross profit	248,339	221,087	174,105

Selling, general and administrative expenses	218,069	196,830	176,405
Gain on sale of real estate	4,595	-	-
Asset impairment charges	-	-	12,184
Goodwill impairment charge	-	-	1,971
Litigation expense	-	-	1,050
\\
Income (loss) from continuing operations	34,865	24,257	(17,505)

Interest income	302	48	232
Interest expense	(38)	(33)	-
Other loss, net	(1,067)	(1,515)	(740)

Income (loss) from continuing operations before income taxes	34,062	22,757	(18,013)

Income tax expense (benefit)	8,702	5,836	(6,536)

Income (loss) from continuing operations	25,360	16,921	(11,477)

Discontinued operations:
Income from operations of logistical services	1,712	1,483	1,227
Gain on disposal	52,534	-	-
Income tax expense	14,261	362	171

Income from discontinued operations	39,985	1,121	1,056

Net income	$65,345	$18,042	$(10,421)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.70	$1.72	$(1.15)
Income from discontinued operations	4.26	0.11	0.11
Basic earnings (loss) per share	$6.96	$1.83	$(1.04)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.70	$1.72	$(1.15)
Income from discontinued operations	4.26	0.11	0.11
Diluted earnings (loss) per share	$6.96	$1.83	$(1.04)

Dividends per share
Regular dividends	$0.60	$0.53	$0.46
Special dividend	$1.50	$0.25	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2022, November 27, 2021, and November 28, 2020

(In thousands)

	2022	2021	2020

Net income (loss)	$65,345	$18,042	$(10,421)
Other comprehensive income (loss):
Foreign currency translation adjustments	(274)	-	-
Income taxes related to foreign currency translation adjustments	70	-	-
Actuarial adjustment to Long Term Cash Awards (LTCA)	303	26	(86)
Amortization associated with LTCA	132	144	125
Income taxes related to LTCA	(107)	(44)	(10)
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	2,200	(788)	(259)
Amortization associated with SERP	124	44	8
Income taxes related to SERP	(575)	190	64

Other comprehensive income (loss), net of tax	1,873	(428)	(158)

Total comprehensive income (loss)	$67,218	$17,614	$(10,579)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2022, November 27, 2021, and November 28, 2020

(In thousands)

	2022	2021	2020
Operating activities:
Net income (loss)	$65,345	$18,042	$(10,421)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,309	14,597	13,480
Gain on disposal of discontinued operations	(52,534)	-	-
Non-cash goodwill impairment charge	-	-	1,971
Non-cash asset impairment charges	-	-	12,184
Net gain on disposals of property and equipment	(4,595)	(367)	(81)
Gains on lease modifications	-	(37)	(1,313)
Inventory valuation charges	3,648	2,969	4,922
Deferred income taxes	(2,339)	1,545	2,513
Other, net	(302)	765	(51)
Changes in operating assets and liabilities
Accounts receivable	3,169	(5,828)	(962)
Inventories	(9,536)	(26,087)	6,494
Other current and long-term assets	5,944	(2,241)	(9,325)
Right of use assets under operating leases	20,531	26,243	32,107
Customer deposits	(16,588)	11,730	14,421
Accounts payable and accrued liabilities	(4,073)	2,153	5,965
Obligations under operating leases	(22,949)	(28,921)	(35,229)
Net cash provided by (used in) operating activities	(2,970)	14,563	36,675

Investing activities:
Purchases of property and equipment	(21,296)	(10,750)	(6,029)
Proceeds from sales of property and equipment	8,226	382	2,345
Cash paid for business acquisitions, net of cash acquired	(5,582)	-	-
Proceeds from the disposition of discontinued operations	84,534	-	-
Purchases of investments	-	-	(295)
Proceeds from maturities of investments	-	-	16
Other	(40)	(1,203)	216
Net cash provided by (used in) investing activities	65,842	(11,571)	(3,747)

Financing activities:
Cash dividends	(20,162)	(7,689)	(4,544)
Proceeds from exercise of stock options	-	42	-
Issuance of common stock	424	363	285
Repurchases of common stock	(15,122)	(5,566)	(2,208)
Taxes paid related to net share settlement of equity awards	(19)	(219)	(228)
Repayment of finance lease obligations	(684)	(1,348)	(121)
Net cash used in financing activities	(35,563)	(14,417)	(6,816)
Effect of exchenge rate changes on cash and cash equivalents	(58)	-	-
Change in cash and cash equivalents	27,251	(11,425)	26,112
Cash and cash equivalents - beginning of year	34,374	45,799	19,687
Cash and cash equivalents - end of year	$61,625	$34,374	$45,799

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 26, 2022, November 27, 2021, and November 28, 2020

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 30, 2019	10,116,290	$50,581	$195	$129,130	$(1,236)	$178,670

Comprehensive income (loss)
Net loss	-	-	-	(10,421)	-	(10,421)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	98	98
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	(256)	(256)
Cumulative effect of a change in accounting principle	-	-	-	(3,785)	-	(3,785)
Regular dividends ($0.455 per share)	-	-	-	(4,545)	-	(4,545)
Issuance of common stock	43,218	216	69	-	-	285
Purchase and retirement of common stock	(216,721)	(1,083)	(684)	(669)	-	(2,436)
Stock-based compensation	-	-	420	-	-	420

Balance, November 28, 2020	9,942,787	49,714	-	109,710	(1,394)	158,030

Comprehensive income (loss)
Net income	-	-	-	18,042	-	18,042
Amortization of defined benefit plan costs, net of tax	-	-	-	-	138	138
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	(567)	(567)
Regular dividends ($0.53 per share)	-	-	-	(5,210)	-	(5,210)
Special dividend ($0.25 per share)	-	-	-	(2,479)	-	(2,479)
Issuance of common stock	34,902	175	230	-	-	405
Purchase and retirement of common stock	(215,564)	(1,078)	(275)	(4,432)	-	(5,785)
Stock-based compensation	-	-	158	-	-	158

Balance, November 27, 2021	9,762,125	48,811	113	115,631	(1,823)	162,732

Comprehensive income (loss)
Net income	-	-	-	65,345	-	65,345
Foreign currency translation adjustments, net of tax	-	-	-	-	(204)	(204)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	192	192
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	1,885	1,885
Regular dividends ($0.60 per share)	-	-	-	(5,668)	-	(5,668)
Special dividend ($1.50 per share)	-	-	-	(14,494)	-	(14,494)
Issuance of common stock	59,024	295	129	-	-	424
Purchase and retirement of common stock	(869,310)	(4,347)	(780)	(10,014)	-	(15,141)
Stock-based compensation	-	-	538	-	-	538

Balance, November 26, 2022	8,951,839	$44,759	$-	$150,800	$50	$195,609

The accompanying notes to consolidated financial statements are an integral part of these statements.

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 91 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 91 stores, the Company owns and operates 58 stores (“Company-owned retail stores”) with the other 33 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Products can also be purchased by the end consumer directly from our website.

We sourced approximately 22% of our wholesale products from various foreign countries, with the remaining volume produced at our five domestic manufacturing facilities.

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

In response to the restrictive measures imposed by governmental authorities and for the protection of our employees and customers, we temporarily closed our dedicated stores, our manufacturing locations and many of our warehouses for much of the second fiscal quarter of 2020. This extended period of suspended operations had a material adverse impact upon our results of operations during the second fiscal quarter of 2020 and resulted in a significant net loss for 2020. In addition to operating losses resulting from severely reduced sales volumes, we also recorded charges for goodwill impairment (Note 8) as well as for the impairment of certain other long-lived assets (Note 14). However, since restarting our manufacturing operations and reopening stores, we have seen a significant improvement in business conditions which allowed us to return to overall profitability for the third and fourth fiscal quarters of 2020 continuing through fiscal 2021. Tempering these improvements were the continuing logistical challenges faced by the entire home furnishings industry that resulted from COVID-related labor shortages and supply chain disruptions which created significant delays in order fulfillment and increased backlogs. By the end of fiscal 2022, these issues have been substantially resolved.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2022, 2021 and 2020 are to Bassett's fiscal year ended November 26, 2022, November 27, 2021 and November 28, 2020, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

We analyzed our licensees under the requirements for variable interest entities (“VIEs”). All of these licensees operate as BHF stores and are furniture retailers. We sell furniture to these licensees, and in some cases have extended credit beyond normal terms, made lease guarantees, guaranteed loans, or loaned directly to the licensees. We have recorded reserves for potential exposures related to these licensees. See Note 15 for disclosure of leases and lease guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. Furthermore, we believe that the power to direct the activities that most significantly impact the licensees’ operating performance continues to lie with the ownership of the licensee dealers. Our rights to assume control over or otherwise influence the licensees’ significant activities only exist pursuant to our license and security agreements and are in the nature of protective rights as contemplated under ASC Topic 810. We completed our assessment for other potential VIEs and concluded that there were none. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

We were the primary beneficiary of one VIE by virtue of our control over the activities that most significantly impact the entity’s economic performance. This VIE was created to affect a Section 1031 like-kind exchange involving the purchase of real property in the state of Florida and the sale of real property in the state of Texas (see Note 14). Subsequent to the completion of the exchange transactions during the third quarter of fiscal 2022, the sole equity interest in the VIE was transferred to Bassett and the entity is now consolidated as a wholly owned subsidiary.

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”). The sale was completed on February 28, 2022. Accordingly, the operations of our logistical services segment as well as the gain realized upon disposal are presented in the accompanying condensed consolidated statements of income as discontinued operations, and the assets sold to and liabilities assumed by J.B. Hunt are presented in the accompanying condensed consolidated balance sheet as of November 27, 2021 as assets and liabilities of discontinued operations held for sale. See Note 18 for additional information. Costs incurred by Bassett for logistical services performed for Bassett by Zenith are included in selling, general and administrative expenses.

On September 2, 2022, we acquired 100% of the capital stock of Noa Home Inc. (“Noa Home”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. Since acquisition, Noa Home has been consolidated as a wholly-owned subsidiary. See Note 3 for additional information.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $35,963 and $51,492 as of November 26, 2022 and November 27, 2021, respectively. Substantially all of the customer deposits held at November 27, 2021 related to performance obligations were satisfied during fiscal 2022 and have therefore been recognized in revenue for the year ended November 26, 2022. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third-party service provider.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At November 26, 2022 and November 27, 2021, our balance of prepaid commissions included in other current assets was $3,768 and $6,221, respectively.

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

See Note 20 for disaggregated revenue information.

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

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 26, 2022 and November 27, 2021, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2022	2021
Accounts receivable, net of allowances (Note 5)	$17,838	$20,567
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 15)	1,828	1,794
Other	43	86
Total credit risk exposure related to customers	$19,709	$22,447

At November 26, 2022 and November 27, 2021, approximately 31% and 24%, respectively, of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. In fiscal 2022, 2021 and 2020, no customer accounted for more than 10% of total consolidated net sales.

We have no foreign manufacturing operations. We define export sales from our wholesale segment as sales to any country or territory other than the United States or its territories or possessions. Our wholesale export sales were approximately $731, $488, and $789 in fiscal 2022, 2021, and 2020, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value or, in the case of inventory accounted for under the last-in, first out (“LIFO”) method, at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the LIFO method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories as well as Lane Venture, Bassett Outdoor and Noa Home product inventories are determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 46% and 53% of total inventory before reserves at November 26, 2022 and November 27, 2021, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. We performed an interim test of goodwill as of May 30, 2020 due to the severe impact of the COVID-19 pandemic and resulting business interruption during the second fiscal quarter of 2020. This interim test resulted in an impairment charge of $1,971 for the year ended November 28, 2020. For the annual tests of goodwill performed as of the beginning of the fourth fiscal quarters of 2022 and 2021, we performed the qualitative assessment as described above and concluded that there was no additional impairment of our goodwill as of November 26, 2022 or November 27, 2021.

The quantitative evaluation compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 4), and, in the case of our retail reporting unit, a cost approach that utilizes estimates of net asset value. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. See Note 8 for additional information regarding the results of our interim goodwill impairment test performed as of May 30, 2020.

Leases

Effective as of the beginning of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehouse space used in our retail segment. We also lease local delivery trucks used in our retail segment. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Our real estate lease terms range from one to 15 years and generally have renewal options of between five and 15years. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet this criteria are included in the lease term at lease commencement.

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

Adoption of the standard resulted in the recording of additional net lease-related assets and lease-related liabilities of $146,585 and $151,672, respectively, as of December 1, 2019. The difference between the additional lease assets and lease liabilities, net of the $1,302 deferred tax impact, was $3,785 and was recorded as an adjustment to retained earnings. This adjustment to retained earnings primarily represents the impairment of right-of-use assets associated with certain underperforming retail locations. Our estimates of the fair value of the impaired ROU assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 4). Our adoption of this standard did not have a material impact on our consolidated statements of operations, comprehensive income or cash flows.

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

When analyzing our real estate properties for potential impairment, we consider such qualitative factors as our experience in leasing and selling real estate properties as well as specific site and local market characteristics. Upon the closure of a Bassett Home Furnishings store, we generally write off all tenant improvements which are only suitable for use in such a store. ROU assets under operating leases are written down to their estimated fair value. Our estimates of the fair value of the impaired ROU assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure (see Note 4).

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

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $21,341, $17,829, and $14,779 for fiscal 2022, 2021 and 2020, respectively. Costs incurred to deliver retail merchandise to customers, including the cost of operating regional distribution warehouses, are also recorded in selling, general and administrative expense and totaled $23,812, $22,494, and $19,024 for fiscal 2022, 2021 and 2020, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $16,698, $15,228, and $12,619 in fiscal 2022, 2021, and 2020, respectively.

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

Supplemental Cash Flow Information

Refer to the supplemental lease disclosures in Note 15 for cash flow impacts of leasing transactions during fiscal 2022, 2021 and 2020. Otherwise, there were no material non-cash investing or financing activities during fiscal 2022, 2021 or 2020.

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

Recent Pronouncements Not Yet Adopted

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

3.	Business Combinations

On September 2, 2022, we acquired 100% of the capital stock of Noa Home Inc. (“Noa Home”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. The initial purchase price (denominated in Canadian dollars) of approximately C$7,700 included cash payments of C$2,000 paid to the co-founders of Noa Home and approximately C$5,700 for the repayment of existing debt owed by Noa Home. The Noa Home co-founders will also have the opportunity to receive additional cash payments totaling approximately C$1,330 per year for the following three fiscal years based on established increases in net revenues and achieving certain internal EBITDA goals.

Under the acquisition method of accounting, the fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill.

The allocation of the fair value of the acquired business has been based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. The preliminary allocation of the purchase price (translated into U.S. dollars as of the acquisition date) is as follows:

Fair value of consideration transferred in exchange for 100% of Noa Home:
Cash	$5,878
Fair value of contingent consideration payable	1,375
Total fair value of consideration paid or payable	$7,253

Allocation of the fair value of consideration transferred:
Identifiable assets acquired:
Cash	$296
Inventory	1,585
Other current assets	317
Property & equipment	155
Intangible asset - trade name	1,929
Total identifiable assets acquired	4,282
Liabilities assumed:
Accounts payable	(1,227)
Customer deposits	(1,059)
Other current liabilities and accrued expenses	(458)
Total liabilities assumed	(2,744)
Net identifiable assets acquired	1,538
Goodwill	5,715
Total net assets acquired	$7,253

Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to the tangible and intangible assets and liabilities recognized in connection with the acquisition and is deductible for tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill are the expected synergies arising from combining the Company’s manufacturing and distribution capabilities with Noa Home’s position in the international e-commerce market for home furnishings and accessories.

A portion of the fair value of the consideration transferred in the amount of $1,929 has been assigned to the identifiable intangible asset associated with the Noa Home trade name. This intangible asset is considered to have an indefinite life. The indefinite-lived intangible asset and goodwill are not amortized but will be tested for impairment annually or between annual tests if an indicator of impairment exists.

The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

Acquisition costs related to the Noa Home acquisition totaled $87 during the year ended November 26, 2022, and are included in selling, general and administrative expenses in the consolidated statements of income. The acquisition costs are primarily related to legal services.

The revenues and results of operations of Noa Home since September 2, 2022 were not material. The pro forma impact of the acquisition has not been presented because it was not material to our consolidated results of operations for the three fiscal years ended November 26, 2022.

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

Investments

Our short-term investments of $17,715 at both November 26, 2022 and November 27, 2021 consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 0.3% to 3.1%. At November 26, 2022, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 2.2%. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 26, 2022 and November 27, 2021 approximates their fair value.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates typically involve the following: business acquisitions (Note 3) which involve a combination of Level 2 and Level 3 inputs to determine the fair value of contingent consideration and net assets acquired, including identified intangible assets; goodwill impairment testing (Note 8), which involves Level 3 inputs; and asset impairments (Note 14) which utilize Level 3 inputs.

5.	Accounts Receivable

Accounts receivable consists of the following:

	November 26, 2022	November 27, 2021
Gross accounts receivable	$19,099	$21,134
Allowance for credit losses	(1,261)	(567)
Net accounts receivable	$17,838	$20,567

Activity in the allowance for credit losses was as follows:

	2022	2021

Balance, beginning of the year	$567	$905
Additions (recoveries) charged to expense	761	(161)
Reductions to allowance, net	(67)	(177)
Balance, end of the year	$1,261	$567

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6.	Inventories

Inventories consist of the following:

	November 26, 2022	November 27, 2021
Wholesale finished goods	$46,607	$40,254
Work in process	620	482
Raw materials and supplies	22,859	21,653
Retail merchandise	32,974	30,914
Total inventories on first-in, first-out method	103,060	93,303
LIFO adjustment	(12,416)	(10,483)
Reserve for excess and obsolete inventory	(5,167)	(4,816)
	$85,477	$78,004

We source a significant amount of our wholesale product from other countries. During 2022, 2021 and 2020, purchases from our two largest vendors located in Vietnam and China were $33,253, $34,658 and $15,378 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 28, 2020	$3,421	$1,101	$4,522
Additions charged to expense	2,057	912	2,969
Write-offs	(1,795)	(880)	(2,675)
Balance at November 27, 2021	3,683	1,133	4,816
Additions charged to expense	2,577	1,071	3,648
Write-offs	(2,157)	(1,140)	(3,297)
Balance at November 26, 2022	$4,103	$1,064	$5,167

7.	Property and Equipment

Property and equipment consist of the following:

	November 26, 2022	November 27, 2021
Land	$10,866	$8,538
Buildings and leasehold improvements	116,418	107,975
Machinery and equipment	101,153	94,521
Property and equipment at cost	228,437	211,034
Less accumulated depreciation	(151,436)	(141,866)
Property and equipment, net	$77,001	$69,168

The net book value of our property and equipment by reportable segment is a follows:

	November 26, 2022	November 27, 2021
Wholesale	$36,502	$30,020
Retail - Company-owned stores	40,499	39,148
Total property and equipment, net	$77,001	$69,168

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of operations as follows:

	2022	2021	2020

Cost of goods sold (wholesale segment)	$2,082	$1,797	$1,552
Selling, general and adminstrative expenses:
Wholesale segment	2,154	1,532	1,516
Retail segment	5,750	6,580	6,578
Total included in selling, general and adminstrative expenses	7,904	8,112	8,094
Total depreciation expense included in income from operations	$9,986	$9,909	$9,646

8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 26, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$512	$(280)	$232

Intangibles not subject to amortization:
Trade names			8,723
Goodwill			12,772

Total goodwill and other intangible assets			$21,727

	November 27, 2021
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$512	$(223)	$289

Intangibles not subject to amortization:
Trade names			6,848
Goodwill			7,217

Total goodwill and other intangible assets			$14,354

Due to the impact of the COVID-19 pandemic during our 2020 fiscal year, we performed an interim impairment assessment of our remaining goodwill as of May 30, 2020, the end of our second fiscal quarter. As a result of this test, we concluded that the carrying value of our wood reporting unit exceeded its fair value by an amount in excess of the goodwill previously allocated to the reporting unit. Therefore, we recognized a goodwill impairment charge of $1,971 for the year ended November 28, 2020. Our subsequent annual goodwill impairment tests, conducted as of the beginning of our fourth fiscal quarters of 2020, 2021 and 2022, resulted in no additional impairments.

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

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Total

Balance as of November 28, 2020	$7,217	$-	$7,217
No changes in fiscal 2021	-	-	-

Balance as of November 27, 2021	7,217	-	7,217
Acquisition of Noa Home	-	5,715	5,715
Foreign currency translation adjustment	-	(161)	(161)
Balance as of November 26, 2022	$7,217	$5,554	$12,771

Accumulated impairment losses were $3,897 at each of November 26, 2022, November 27, 2021 and November 28, 2020.

The weighted average useful lives of our finite-lived intangible assets and remaining amortization periods as of November 26, 2022 are as follows:

	Useful Life in Years	Remaining Amortization Period in Years

Customer relationships	9	4

Our trade name intangible assets are associated with Noa Home and Lane Venture. Because it is our intention to maintain and grow those brands, they are considered to be indefinite-lived intangible assets. The amortization expense associated with finite-lived intangible assets during fiscal 2022, 2021 and 2020 was $57 each year and is included in selling, general and administrative expense in our consolidated statement of operations. All expense arising from the amortization of intangible assets is associated with our wholesale segment. Estimated future amortization expense for intangible assets that exist at November 26, 2022 is as follows:

Fiscal 2023	$57
Fiscal 2024	57
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	4
Total	$232

9.	Bank Credit Facility

Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At November 26, 2022, we had $3,931 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,069. In addition, we had outstanding standby letters of credit with another bank totaling $250 at November 26, 2022. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at November 26, 2022 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

Total interest paid during fiscal 2022, 2021 and 2020 was not material.

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. Expense (credits) associated with deferred compensation under the Plan was $(16), $338 and $264 for fiscal 2022, 2021 and 2020, respectively. Our liability for Company contributions and participant deferrals at November 26, 2022 and November 27, 2021 was $2,070 and $1,789, respectively, and is included in post-employment benefit obligations in our consolidated balance sheets.

On May 2, 2017, we made Long Term Cash Awards (“LTC Awards”) totaling $2,000 under the Plan to certain management employees in the amount of $400 each. The LTC Awards vest in full on the first anniversary of the date of the award if the participant has reached age 63 by that time, or, if later, on the date the participant reaches age 63, provided in either instance that the participant is still employed by the Company at that time. If not previously vested, the awards will also vest immediately upon the death or disability of the participant prior to the participant’s separation from service. The awards will be payable in 10 equal annual installments following the participant’s death, disability or separation from service. We are accounting for the LTC Awards as a defined benefit pension plan. During fiscal 2022, 2021 and 2020, we invested $853, $647 and $609 in life insurance policies covering all participants in the Plan. At November 26, 2022, these policies have a net death benefit of $14,998 for which the Company is the sole beneficiary. These policies are intended to provide a potential source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $1,587 at November 26, 2022 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

`	2022	2021
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$10,740	$10,071
Service cost	36	120
Interest cost	231	196
Actuarial (gains) and losses	(2,503)	762
Benefits paid	(1,242)	(409)
Projected benefit obligation at end of year	$7,262	$10,740

Accumulated Benefit Obligation	$7,262	$10,740

Discount rate used to value the ending benefit obligations:	5.38%	2.25%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$698	$913
Noncurrent liabilities	6,564	9,827
Total amounts recognized	$7,262	$10,740
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$229	$355
Actuarial (gain) loss	(543)	2,093
Net amount recognized	$(314)	$2,448

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$(2,236)	$1,078

	2022	2021	2020

Components of Net Periodic Pension Cost:
Service cost	$36	$121	$172
Interest cost	231	196	268
Amortization of prior service cost	126	126	126
Amortization of other loss	133	59	8

Net periodic pension cost	$526	$502	$574

Assumptions used to determine net periodic pension cost:
Discount rate	2.25%	2.00%	2.75%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2023	$698
Fiscal 2024	667
Fiscal 2025	715
Fiscal 2026	683
Fiscal 2027	691
Fiscal 2028 through 2032	3,135

Of the $314 net gain recognized in accumulated other comprehensive income at November 26, 2022, amounts expected to be recognized as components of net periodic pension cost during fiscal 2023 are as follows:

Prior service cost	$126
Other loss	(1)
Total expected to be amortized to net periodic pension cost in 2023	$125

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of operations.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $154, $204, and $176 in fiscal 2022, 2021, and 2020, respectively, associated with the plan. Our liability under this plan was $1,616 and $1,648 as of November 26, 2022 and November 27, 2021, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. During fiscal 2020, the Company’s matching contribution was temporarily suspended for approximately six months as part of the cash conservation measures put into place in response to the impact of the COVID-19 pandemic but was resumed during the fourth quarter. Expense for employer matching contributions was $1,108, $1,040 and $548 during fiscal 2022, 2021 and 2020, respectively.

11.	Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the fiscal years ended November 26, 2022 and November 27, 2021, which is comprised of post-retirement benefit costs related to our SERP and LTC Awards as well as cumulative translation adjustments arising from our investment in Noa Home, is as follows:

Balance at November 28, 2020	$(1,394)
Actuarial losses	(762)
Net pension amortization reclassified from accumulated other comprehensive loss	186
Tax effects	147
Balance at November 27, 2021	(1,823)
Actuarial gains	2,503
Net pension amortization reclassified from accumulated other comprehensive loss	256
Foreign currency translation adjustment	(272)
Tax effects	(614)
Balance at November 26, 2022	$50

12.	Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2022, 2021 and 2020 was as follows:

	2022	2021	2020

Stock based compensation expense	$538	$158	$420

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

2010 Plan

On April 14, 2010, our shareholders approved the Bassett Furniture Industries, Incorporated 2010 Stock Incentive Plan which was amended and restated effective January 13, 2016 (the “2010 Plan”). All non-employee directors, key employees and outside consultants for the Company were eligible to receive incentive awards under the 2010 Plan. The 2010 Plan expired in April of 2020 and no additional grants can be awarded under the plan. All remaining unexpired options granted under the 2010 Plan were exercised during fiscal 2021.

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

Grants of non-vested restricted shares are measured at fair value as if the shares were vested and issued on the grant date. Forfeitures are recognized as they occur. We recognize compensation cost for awards with service only conditions with a graded vesting schedule on a straight-line basis over the longest vesting period.

Stock Options

There were no new grants of options made in 2022, 2021 or 2020.

Additional information regarding activity in our stock options during fiscal 2022, 2021 and 2020 is as follows:

	2022	2021	2020

Total intrinsic value of options exercised	$-	$93	$-
Total cash received from the exercise of options	-	42	-
Excess tax benefits recognized in income tax expense upon the exercise of options	-	18	-

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 26, 2022 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 27, 2021	10,605	$21.24
Granted	67,099	16.27
Vested	(10,605)	21.24
Non-vested restricted shares outstanding at November 26, 2022	67,099	$16.27

During fiscal 2022, 10,605 restricted shares were vested and released, of which 3,500 shares had been granted to employees and 7,105 shares had been granted to directors. During fiscal 2022, 2021 and 2020, 1,225 shares, 10,850 shares and 14,010 shares, respectively, were withheld to cover withholding taxes of $19, $219 and $228, respectively, arising from the vesting of restricted shares. During fiscal 2022, 2021 and 2020, excess tax benefits (expense) of $1, $(133) and $(114), respectively, were recognized within income tax expense upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares at November 26, 2022 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

January 12, 2022	51,300	$15.82	2.1
March 9, 2022	15,799	17.72	0.3
	67,099

Unrecognized compensation cost related to these non-vested restricted shares at November 26, 2022 is $611, all of which is expected to be recognized in fiscal 2023 and 2024.

Employee Stock Purchase Plan

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 30,074, 22,547 and 50,217 shares to employees during fiscal 2022, 2021 and 2020, respectively, which resulted in an immaterial amount of compensation expense. There are 102,460 shares remaining available for sale under the 2017 ESPP at November 26, 2022.

13.	Income Taxes

The components of the income tax provision from continuing operations are as follows:

	2022	2021	2020
Current:
Federal	$5,659	$4,507	$(8,233)
State	2,154	171	148

Deferred:
Federal	484	60	2,067
State	405	1,098	(518)
Total	$8,702	$5,836	$(6,536)

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

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Adjustments to state net operating CARES Act benefit	-	-	19.2
State income tax, net of federal benefit	4.4	4.2	1.7
Impairment of non-deductible goodwill	-	-	(2.5)
Excess tax from stock-based compensation	-	0.4	(0.6)
Other	0.1	(0.1)	(2.5)
Effective income tax rate	25.5%	25.5%	36.3%

Excess tax benefits (expense) in the amount of $1, $(115) and $(114) were recognized as a component of income tax expense during fiscal 2022, 2021 and 2020, respectively, resulting from the exercise of stock options and the release of restricted shares. The fiscal 2020 adjustment for impairment of non-deductible goodwill reflect the fact that there was no tax basis related to the impaired goodwill.

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 26, 2022	November 27, 2021
Deferred income tax assets:
Trade accounts receivable	$315	$199
Inventories	3,782	3,121
Notes receivable	-	44
Post employment benefit obligations	2,734	3,562
State net operating loss carryforwards	9	153
Foreign net operating loss carryforwards	1,339	-
Operating lease liabilities	29,423	34,813
Other	1,713	1,180
Gross deferred income tax assets	39,315	43,072
Valuation allowance	(1,339)	-
Total deferred income tax assets	37,976	43,072

Deferred income tax liabilities:
Property and equipment	5,532	7,013
Intangible assets	726	1,712
Operating lease assets	25,166	29,758
Prepaid expenses and other	1,024	1,400

Total deferred income tax liabilities	32,448	39,883

Net deferred income tax assets	$5,528	$3,189

We have state net operating loss carryforwards available to offset future taxable state income of $238, which expire in varying amounts between 2030 and 2040. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. We also have foreign net operating loss carryforwards attributable to Noa Home (see Note 3) of $5,357, substantially all of which related to pre-acquisition losses, resulting in a deferred tax asset of $1,339 upon which we have placed a full valuation allowance.

Income taxes paid, net of refunds received, during fiscal 2022, 2021 and 2020 were $20,176, $3,092, and $539, respectively.

We regularly evaluate, assess and adjust our accrued liabilities for unrecognized tax benefits in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Our liabilities for uncertain tax positions are not material.

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

We remain subject to examination for tax years 2019 through 2022 for all of our major tax jurisdictions.

14.	Other Gains and Losses

Gains on Dispositions of Retail Store Locations

During the third quarter of fiscal 2022, we sold one of our Company-owned store locations in Houston, Texas for $8,217 net of closing costs, resulting in a gain of $4,595 during the year ended November 26, 2022. This store will be relocated to a new leased store in the Houston market that we expect to open during the third quarter of fiscal 2023 (see Note 15).

This sale, together with our purchase of real property in Tampa, Florida for $7,668 in cash during the second quarter of fiscal 2022 will be treated as an exchange of like-kind property under Section 1031 of the Internal Revenue Code of 1986, as amended, for the purpose of deferring approximately $4,300 of the taxable gain arising from the sale of the Houston property. A VIE was established during the second quarter of fiscal 2022 for purposes of acquiring the Tampa, Florida property, of which the Company was the primary beneficiary by virtue of our control over the activities that most significantly impact the entity's economic performance. Subsequent to the completion of the exchange transactions during the third quarter of fiscal 2022, the sole equity interest in the VIE was transferred to Bassett and the entity is now consolidated as a wholly owned subsidiary We plan to remodel the Tampa property and open as a Company-owned store in the third quarter of fiscal 2023.

Selling, general and administrative expenses for the year ended November 28, 2020 include gains totaling $1,313 resulting from the settlement of lease obligations due to the early termination of leases at our retail store locations in Torrance, California and Culver City, California.

Asset Impairment Charges and Lease Exit Costs

During fiscal 2020 we recorded $11,114 of non-cash impairment charges on the assets of five underperforming retail stores, including $6,239 for the impairment of operating lease right-of-use assets associated with the leased locations. Also in fiscal 2020 we incurred $1,070 of non-cash impairment charges in our wholesale segment, primarily due to the closing of our custom upholstery manufacturing facility in Grand Prairie, Texas, in May.

Litigation Expense

During fiscal 2020 we accrued $1,050 for the estimated costs to resolve certain wage and hour violation claims that had been asserted against the Company.

Gains from Company-Owned Life Insurance

Other loss, net for the fiscal 2022 and 2020 includes gains of $1,441 and $914, respectively, arising from death benefits from Company-owned life insurance.

15.	Leases and Lease Guarantees

Leases

Effective as of the beginning of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. See “Leases” under Note 2 for a discussion of our accounting policies and elections under Topic 842 as well as the impact of the adoption upon our financial statements.

Supplemental balance sheet information related to our leases as of November 26, 2022 and November 27, 2021 is as follows:

	November 26, 2022	November 27, 2021
Operating leases:
Right of use assets	$99,472	$95,955
Lease liabilties, short-term	18,819	20,235
Lease liabilties, long-term	97,477	94,845

Finance leases:
Right of use assets (1)	$623	$832
Lease liabilties, short-term (2)	282	254
Lease liabilties, long-term (3)	360	588

(1)	Included in property & equipment, net in our consolidated balance sheet.
(2)	Included in other current liabilites and accrued expenses in our consolidated balance sheet.
(3)	Included in other long-term liabilites and accrued expenses in our consolidated balance sheet.

Our right-of-use assets under operating leases by segment as of November 26, 2022 and November 27, 2021 are as follows:

	November 26, 2022	November 27, 2021
Wholesale	$8,183	$9,842
Retail	91,289	86,113
Total right of use assets	$99,472	$95,955

The components of our lease cost for 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Lease cost:
Operating lease cost	$24,399	$24,367	$24,946
Financing lease cost:
Amortization of right-of-use assets	279	95	-
Interest on lease liabilities	35	15	-
Short-term lease cost	674	387	545
Variable lease cost (net of abatements received)	447	277	(605)
Sublease income	(1,444)	(1,292)	(1,557)
Total lease cost	$24,390	$23,849	$23,329

Supplemental lease disclosures as of November 26, 2022, November 27, 2021 and November 28, 2020 and for the fiscal years then ended are as follows:

	Operating	Financing

For the year ended November 28, 2020:
Cash paid for amounts included in the measurements of lease liabilities	$27,011	$-
Lease liabilities arising from new right-of-use assets	8,541	-

For the year ended November 27, 2021:
Cash paid for amounts included in the measurements of lease liabilities	26,842	103
Lease liabilities arising from new right-of-use assets	15,678	927

For the year ended November 26, 2022:
Cash paid for amounts included in the measurements of lease liabilities	26,913	302
Lease liabilities arising from new right-of-use assets	23,171	73

As of November 28, 2020:
Weighted average remaining lease terms (years)	6.4	-
Weighted average discount rates	5.00%	-

As of November 27, 2021:
Weighted average remaining lease terms (years)	6.3	3.2
Weighted average discount rates	5.07%	4.63%

As of November 26, 2022:
Weighted average remaining lease terms (years)	6.2	2.3
Weighted average discount rates	5.53%	4.68%

Future payments under our leases and the present value of the obligations as of November 26, 2022 are as follows:

	Operating Leases	Financing Leases

Fiscal 2023	$24,670	$319
Fiscal 2024	24,458	256
Fiscal 2025	23,172	94
Fiscal 2026	20,506	5
Fiscal 2027	16,222	2
Thereafter	28,839	-
Total lease payments	137,867	676
Less: interest	21,571	34
Total lease obligations	$116,296	$642

As of November 26, 2022, we had a commitment to lease 9,597 square feet of retail space located at Post Oak Plaza in Houston, Texas. This space will be used for the relocation of a former retail store in the Houston market that was sold in 2022 (see Note 14). The initial term of the lease is ten years and calls for average monthly rents of $36. The lease has three successive five-year renewal options. We expect to occupy the premises during the first quarter of fiscal 2023 and open the store in the third quarter. We also have commitments to lease 61,182 square feet of retail warehouse space near Dallas, Texas and Columbus, Ohio. These leases each have a five-year terms with combined average monthly rents of $41. We expect to occupy these spaces during the first quarter of 2023.

We sublease a small number of our leased locations to certain of our licensees for operation as BHF network stores. The terms of these leases generally match those of the lease we have with the lessor. In addition, we sublease space in certain closed store locations that are still under lease. Minimum future lease payments due to us under these subleases are as follows:

Fiscal 2023	$1,289
Fiscal 2024	879
Fiscal 2025	599
Fiscal 2026	156
Fiscal 2027	-
Thereafter	-
Total minimum future rental income	$2,923

During fiscal 2020, we negotiated with a number of our landlords to obtain relief in the form of rent deferrals or abatements of rent as a result of the effects of COVID-19 on our business. The remaining balance of deferred rent at November 26, 2022 and November 27, 2021 was not material. In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we elected to account for any lease concessions resulting directly from COVID-19 as if the enforceable rights and obligations for the concessions existed in the respective contracts at lease inception and as such we will not account for any concession as a lease modification. Guidance from the FASB Staff Q&A provided methods to account for rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. As a result, we accounted for the deferrals as if no changes to the lease contract were made and will continue to recognize lease expense, on a straight-line basis, during the deferral period. For any abatements received, we accounted for those as variable rent in the period in which the abatement is granted. For the year ended November 28, 2020, we were granted abatements against rent totaling $775.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,880 and $1,845 at November 26, 2022 and November 27, 2021, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 26, 2022 and November 27, 2021, were not material.

16.	Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

17.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2022	2021	2020
Earnings per share - continuing operations:
Numerator:
Net income (loss) from continuing operations	$25,360	$16,921	$(11,477)

Denominator:
Denominator for basic income per share - weighted average shares	9,394,873	9,835,829	9,969,616
Effect of dilutive securities*	8,107	7,945	-
Denominator for diluted income per share — weighted average shares and assumed conversions	9,402,980	9,843,774	9,969,616

Basic income (loss) per share - continuing operations:	$2.70	$1.72	$(1.15)

Diluted income (loss) per share - continuing operations	$2.70	$1.72	$(1.15)

Earnings per share - discontinued operations:
Numerator:
Net income from discontinued operations	$39,985	$1,121	$1,056

Denominator:
Denominator for basic income per share - weighted average shares	9,394,873	9,835,829	9,969,616
Effect of dilutive securities*	8,107	7,945	-
Denominator for diluted income per share — weighted average shares and assumed conversions	9,402,980	9,843,774	9,969,616

Basic income per share - discontinued operations	$4.26	$0.11	$0.11

Diluted income per share - discontinued operations	$4.26	$0.11	$0.11

*Due to the net losses in 2020, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For fiscal 2022, 2021 and 2020, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	2022	2021	2020
Unvested restricted shares	-	-	90,153
Stock options	-	-	5,250

18. Discontinued Operations

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

(1)

To be held in escrow until the first anniversary of the sale, at which time any amount not distributed or reserved for specified claims will be released to the Company. This amount is included in other current assets in the accompanying condensed consolidated balance sheet at November 26, 2022.

(2)	Included in cash flows from investing activities in the accompanying condensed consolidated statement of cash flows for the year ended November 26, 2022.

The sales price was subject to customary post-closing working capital adjustments which were paid during the second half of fiscal 2022 and resulted in a pre-tax gain from the sale of Zenith of $52,534.

The operations of our logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying consolidated statements of operations as discontinued operations, and the assets sold to and liabilities assumed by J.B. Hunt are presented in the accompanying consolidated balance sheet as assets and liabilities of discontinued operations held for sale as of November 27, 2021.

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

Following the sale of Zenith, certain of Zenith’s liabilities primarily representing reserves and accrued liabilities for pre-disposal workers’ compensation, health insurance and auto liability claims were retained by Bassett. The remaining balance of these reserves and accruals total $639 at November 26, 2022 and are included in other current liabilities and accrued expenses in the accompanying condensed consolidated balance sheet.

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the consolidated statements of operations for fiscal 2022, 2021 and 2020:

	2022	2021	2020
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$16,776	$55,648	$48,191
Cost of logistical services	15,001	53,905	46,910
Other loss, net	(63)	(260)	(54)

Income from operations of logistical services	1,712	1,483	1,227
Gain on disposal	52,534	-	-
Pretax income of discontinued operations	54,246	1,483	1,227
Income tax expense	14,261	362	171

Income from discontinued operations, net of tax	$39,985	$1,121	$1,056

The amounts for revenue and costs of logistical services shown above represent the results of Zenith’s business transactions with third parties. Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during 2022 prior to disposal, and $31,329 and $26,967, for all of 2021 and 2020, respectively. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we incurred $27,604 of expense during 2022 for the performance of logistical services, of which $26,065 had been paid in cash as of November 26, 2022.

Included in other loss, net, is interest arising from finance leases assumed by J.B. Hunt as part of the transaction. Such interest amounted to $78, $289 and $49, for 2022, 2021 and 2020, respectively.

The following table summarizes the cash flows generated by discontinued operations during 2022, 2021 and 2020:

	2022 (1)	2021	2020
Cash provided by operating activities	$1,681	$4,082	$5,536
Cash used in investing activities	(81)	(4,508)	(2,900)
Cash used in financing activities	(371)	(1,259)	(121)

Net cash provided by (used in) discontinued operations	$1,229	$(1,685)	$2,515

(1)	Excludes net proceeds from the sale of Zenith.

19. Segment Information

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

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers. The retail segment also includes the operations and net assets of Noa Home since the acquisition on September 2, 2022.

Inter-company sales elimination represents the elimination of wholesale sales to our Company-owned stores. Inter-company income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The inter-company income elimination also includes rent paid by our retail stores occupying Company-owned real estate.

Our former logistical services segment which represented the operations of Zenith is now presented as a discontinued operation in the accompanying condensed consolidated balances sheets and statements of income (see Note 18).

The following table presents segment information for each of the last three fiscal years:

	2022	2021	2020
Sales Revenue
Wholesale sales of furniture and accessories	$324,569	$295,329	$221,075
Less: Sales to retail segment	(125,889)	(112,270)	(95,347)
Wholesale sales to external customers	198,680	183,059	125,728
Retail sales of furniture and accessories	286,921	247,827	211,944
Consolidated net sales of furniture and accessories	$485,601	$430,886	$337,672

Income (loss) from Operations
Wholesale	$9,286	$17,490	$4,587
Retail	21,508	7,044	(9,497)
Inter-company elimination	(524)	(277)	2,610
Asset impairment charges	-	-	(12,184)
Goodwill impairment charge	-	-	(1,971)
Litigation expense	-	-	(1,050)
Gain on sale of real estate	4,595	-	-
Consolidated income from operations	$34,865	$24,257	$(17,505)

Depreciation and Amortization
Wholesale	$4,293	$3,386	$3,125
Retail	5,750	6,580	6,578
Discontinued operations	1,266	4,631	3,777
Consolidated	$11,309	$14,597	$13,480

Capital Expenditures
Wholesale	$10,748	$5,943	$2,434
Retail	10,548	299	695
Consolidated	$21,296	$6,242	$3,129

Identifiable Assets
Wholesale	$215,748	$196,910	$180,235
Retail	190,525	160,929	169,105
Discontinued operations	-	63,821	53,209
Consolidated	$406,273	$421,660	$402,549

See Note 20 for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

20. Revenue Recognition

Disaggregated revenue information for sales of furniture and accessories by product category for fiscal years 2022, 2021 and 2020, excluding intercompany transactions between our segments, is as follows:

	2022			2021			2020
	Wholesale	Retail (2)	Total	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$124,565	$163,755	$288,320	$105,445	$139,527	$244,972	$71,840	$112,888	$184,728
Bassett Leather	35,953	1,707	37,660	36,157	226	36,383	20,487	2,326	22,813
Bassett Custom Wood	22,534	43,208	65,742	24,079	30,931	55,010	19,682	28,942	48,624
Bassett Casegoods	15,628	40,146	55,774	17,378	42,658	60,036	13,719	35,728	49,447
Accessories, mattresses and other (1)	-	38,105	38,105	-	34,485	34,485	-	32,060	32,060
Consolidated Furniture and Accessories revenue	$198,680	$286,921	$485,601	$183,059	$247,827	$430,886	$125,728	$211,944	$337,672

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)	Beginning with the fourth quarter of fiscal 2022, our retail segment includes the sales of Noa Home, which was acquired on September 2, 2022 (see Note 3).

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 26, 2022 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to fiscal 2022 included all of our operations other than those we acquired in fiscal 2022 related to the acquisition of Noa Home Inc. (“Noa Home”). In accordance with the SEC’s published guidance, because we acquired the operations of Noa Home during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal 2022. Total assets as of November 26, 2022 and total revenues for the year ending November 26, 2022 for Noa Home were not material. SEC rules require that we complete our assessment of the internal control over financial reporting of the acquisition within one year after the date of the acquisition. Based on this evaluation, excluding the operations of Noa Home discussed above, management concluded that our internal control over financial reporting was effective as of November 26, 2022, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 26, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 26, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 26, 2022 and November 27, 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended November 26, 2022, and the related notes and schedule and our report dated January 24, 2023 expressed an unqualified opinion thereon.

As indicated in the accompanying Item 9a Controls and Procedures, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Noa Home Inc., which is included in the 2022 consolidated financial statements of the Company and constituted 0.7% and 0.3% of total and net assets, respectively, as of November 26, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Noa Home Inc.

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

/s/ Ernst & Young LLP

Richmond, Virginia

January 24, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information to be contained in the Proxy Statement under the captions “Election of Directors” and “Board and Board Committee Information,” is incorporated herein by reference thereto. Please see section entitled “Information about our Executive Officers” in Item 4B of Part I of this report for information concerning executive officers.

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

Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 26, 2022, November 27, 2021 and November 28, 2020; Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42); Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting (PCAOB ID 42)

	(2)	Financial Statement Schedule:

		Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 26, 2022, November 27, 2021 and November 28, 2020

	(3)	Listing of Exhibits

3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 23, 2022.

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

10A.

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

*10L.

Form of Performance Share Award Agreement, Restricted Stock Award Agreement and Stock Option Award Agreement under the Bassett Furniture Industries, Incorporated 2021 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.L to Form 10-K filed with the SEC on January 31, 2022.

*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers is incorporated herein by reference to Exhibit 10M to Form 10-K filed with the SEC on January 31, 2022.

*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

*10Q.	Form of Indemnity Agreement incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 18, 2022.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Management contract or compensatory plan or arrangement of the Company.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 24, 2023
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Emma S. Battle	Date: January 24, 2023
Emma S. Battle Director

By:	/s/ John R. Belk	Date: January 24, 2023
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: January 24, 2023
Kristina K. Cashman Director

By:	/s/ Virginia W. Hamlet	Date: January 24, 2023
Virginia W. Hamlet Director

By:	/s/ J. Walter McDowell	Date: January 24, 2023
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: January 24, 2023
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 24, 2023
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: January 24, 2023
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 26, 2022, November 27, 2021 and November 28, 2020
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other	Balance End of Period
For the Year Ended November 28, 2020:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$725	$329	$(149)	$-	$905

Notes receivable valuation reserves	$359	$-	$-	$-	$359

For the Year Ended November 27, 2021:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$905	$(161)	$(177)	$-	$567

Notes receivable valuation reserves	$359	$-	$-	$-	$359

For the Year Ended November 26, 2022:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$567	$761	$(67)	$-	$1,261

Notes receivable valuation reserves	$359	$-	$(359)	$-	$-

Income tax valuation allowance	$-	$1,339	$-	$-	$1,339

(1) Deductions are for the purpose for which the reserve was created.