Form 10-Q
period 2023-02-25
BASSETT FURNITURE INDUSTRIES INC
filed 2023-03-30
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2023

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

At March 24, 2023, 8,929,711 shares of common stock of the Registrant were outstanding.

1 of 34

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED FEBRUARY 25, 2023 AND FEBRUARY 26, 2022 – UNAUDITED

(In thousands except per share data)

	Quarter Ended
	February 25, 2023	February 26, 2022

Net sales of furniture and accessories	$107,698	$117,864
Cost of furniture and accessories sold	50,501	60,471
Gross profit	57,197	57,393

Selling, general and administrative expenses	54,495	50,915
Income from operations	2,702	6,478

Other loss, net	(415)	(629)
Income from continuing operations before income taxes	2,287	5,849

Income tax expense	842	1,558

Income from continuing operations	1,445	4,291

Income from discontinued operations, net of tax	-	1,282

Net income	$1,445	$5,573

Basic and diluted earnings per share:
Income from continuing operations	$0.16	$0.44
Income from discontinued operations	-	0.13
Basic and diluted earnings per share	$0.16	$0.57

Regular dividends per share	$0.16	$0.14

Special dividend per share	$-	$-

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED FEBRUARY 25, 2023 AND FEBRUARY 26, 2022 – UNAUDITED

(In thousands)

	Quarter Ended
	February 25, 2023	February 26, 2022

Net income	$1,445	$5,573
Other comprehensive income:
Foreign currency translation adjustments	(186)	-
Income taxes related to foreign currency translation adjustments	50	-
Amortization associated with
Long Term Cash Awards (LTCA)	32	33
Income taxes related to LTCA	(8)	(8)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	-	32
Income taxes related to SERP	-	(8)

Other comprehensive income, net of tax	(112)	49

Total comprehensive income	$1,333	$5,622

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 25, 2023 AND NOVEMBER 26, 2022

(In thousands)

	(Unaudited)
Assets	February 25, 2023	November 26, 2022
Current assets
Cash and cash equivalents	$54,892	$61,625
Short-term investments	17,725	17,715
Accounts receivable, net	18,308	17,838
Inventories	79,011	85,477
Recoverable income taxes	1,707	2,353
Other current assets	12,103	11,487
Total current assets	183,746	196,495

Property and equipment, net	78,030	77,001

Deferred income taxes	5,438	5,528
Goodwill and other intangible assets	21,599	21,727
Right of use assets under operating leases	96,454	99,472
Other	6,350	6,050
Total long-term assets	129,841	132,777
Total assets	$391,617	$406,273

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,956	$20,359
Accrued compensation and benefits	9,942	12,921
Customer deposits	31,040	35,963
Current portion operating lease obligations	18,947	18,819
Other current liabilites and accrued expenses	12,695	12,765
Total current liabilities	90,580	100,827

Long-term liabilities
Post employment benefit obligations	10,386	9,954
Long-term portion of operating lease obligations	93,618	97,477
Other long-term liabilities	3,173	2,406
Total long-term liabilities	107,177	109,837

Stockholders’ equity
Common stock	44,311	44,759
Retained earnings	149,611	150,800
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	(62)	50
Total stockholders' equity	193,860	195,609
Total liabilities and stockholders’ equity	$391,617	$406,273

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 25, 2023 AND FEBRUARY 26, 2022 – UNAUDITED

(In thousands)

	Three Months Ended
	February 25, 2023	February 26, 2022
Operating activities:
Net income	$1,445	$5,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,340	3,655
Deferred income taxes	132	116
Other, net	852	770
Changes in operating assets and liabilities:
Accounts receivable	(470)	(4,609)
Inventories	6,466	(3,675)
Other current assets	30	781
Right of use assets under operating leases	4,587	6,559
Customer deposits	(4,923)	2,999
Accounts payable and other liabilities	(4,596)	(2,194)
Obligations under operating leases	(5,300)	(7,109)
Net cash provided by operating activities	563	2,866

Investing activities:
Purchases of property and equipment	(3,341)	(2,424)
Proceeds from sales of property and equipment	-	9
Other	(563)	(465)
Net cash used in investing activities	(3,904)	(2,880)

Financing activities:
Cash dividends	(1,421)	(1,374)
Other issuance of common stock	80	93
Repurchases of common stock	(1,844)	(765)
Taxes paid related to net share settlement of equity awards	(109)	-
Repayments of finance lease obligations	(69)	(434)
Net cash used in financing activities	(3,363)	(2,480)
Effect of exchange rate changes on cash and cash equivalents	(29)	-
Change in cash and cash equivalents	(6,733)	(2,494)
Cash and cash equivalents - beginning of period	61,625	34,374
		.
Cash and cash equivalents - end of period	$54,892	$31,880

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
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

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”). The sale was completed on February 28, 2022. Accordingly, the operations of our logistical services segment for the three months ended February 26, 2022 are presented in the accompanying condensed consolidated statements of income as discontinued operations. See Note 12, Discontinued Operations, for additional information. Costs incurred by Bassett for logistical services performed for Bassett by Zenith were included in selling, general and administrative expenses for the three months ended February 26, 2022.

On September 2, 2022, we acquired 100% of the capital stock of Noa Home Inc. (“Noa Home”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. Since acquisition, Noa Home has been consolidated as a wholly-owned subsidiary. See Note 3 for additional information.

Certain prior year amounts have been reclassified to conform to the current year presentation (see Note 13, Segments).

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended February 25, 2023 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2022.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 36.8% and 26.3% for the three months ended February 25, 2023 and February 26, 2022, respectively. These effective rates differ from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home, the effects of state income taxes and various permanent differences.

Non-cash Investing and Financing Activity

During the three months ended February 25, 2023 and February 26, 2022, $3,406 and $4119, respectively, of lease right-of- use assets were added through the recognition of the corresponding lease obligations.

7 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

3. Business Combinations

On September 2, 2022, we acquired 100% of the capital stock of Noa Home Inc. (“Noa Home”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. The initial purchase price (denominated in Canadian dollars) of approximately C$7,700 included cash payments of C$2,000 paid to the co-founders of Noa Home and approximately C$5,700 for the repayment of existing debt owed by Noa Home. The Noa Home co-founders will also have the opportunity to receive additional cash payments totaling approximately C$1,330 per year for the three fiscal years following the year of acquisition based on established increases in net revenues and achieving certain internal EBITDA goals.

Under the acquisition method of accounting, the fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill.

The allocation of the fair value of the acquired business has been based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. As of February 25, 2023, there have been no changes to the preliminary allocation of the purchase price (translated into U.S. dollars as of the acquisition date) which is as follows:

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
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

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

The revenues and results of operations of Noa Home for the three months ended February 25, 2023 were not material. The pro forma impact of the acquisition has not been presented because it was not material to our consolidated results of operations for the three months ended February 26, 2022.

4. Financial Instruments and Investments

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit (CDs), accounts receivable, and accounts payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, short-term investments in CDs, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $17,725 and $17,715 at February 25, 2023 and November 26, 2022 consisted of CDs. At February 25, 2023, the CDs had original terms averaging eight months, bearing interest at rates ranging from 0.3% to 4.75%. At February 25, 2023, the weighted average remaining time to maturity of the CDs was approximately five months and the weighted average yield of the CDs was approximately 4.29%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 25, 2023 and November 26, 2022 approximates their fair value.

5. Accounts Receivable

Accounts receivable consists of the following:

	February 25, 2023	November 26, 2022
Gross accounts receivable	$18,992	$19,099
Allowance for doubtful accounts	(684)	(1,261)
Accounts receivable, net	$18,308	$17,838

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

9 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Activity in the allowance for credit losses for the three months ended February 25, 2023 was as follows:

Balance at November 26, 2022	$1,261
Additions charged to expense	116
Write-offs against allowance	(693)
Balance at February 25, 2023	$684

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

Inventories were comprised of the following:

	February 25, 2023	November 26, 2022
Wholesale finished goods	$38,142	$46,607
Work in process	722	620
Raw materials and supplies	21,725	22,859
Retail merchandise	35,255	32,974
Total inventories on first-in, first-out method	95,844	103,060
LIFO adjustment	(12,187)	(12,416)
Reserve for excess and obsolete inventory	(4,646)	(5,167)
	$79,011	$85,477

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

10 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2022	$4,103	$1,064	$5,167
Additions charged to expense	470	253	723
Write-offs	(1,067)	(177)	(1,244)
Balance at February 25, 2023	$3,506	$1,140	$4,646

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2023 and do not anticipate that our methodology is likely to change in the future.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	February 25, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(294)	$218

Intangibles not subject to amortization:
Trade names			8,694
Goodwill			12,687

Total goodwill and other intangible assets			$21,599

	November 26, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(280)	$232

Intangibles not subject to amortization:
Trade names			8,723
Goodwill			12,772

Total goodwill and other intangible assets			$21,727

11 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Corporate & Other	Total

Balance as of November 26, 2022	$7,217	$-	$5,554	$12,771
Foreign currency translation adjustments	-	-	(84)	(84)

Balance as of February 25, 2023	$7,217	$-	$5,470	$12,687

Accumulated impairment losses at both February 25, 2023 and November 26, 2022 were $3,897.

Amortization expense associated with intangible assets during the three months ended February 25, 2023 and February 26, 2022 was as follows:

	Quarter Ended
	February 25, 2023	February 26, 2022

Intangible asset amortization expense	$14	$14

Estimated future amortization expense for intangible assets that exist at February 25, 2023 is as follows:

Remainder of fiscal 2023	$42
Fiscal 2024	57
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	5
Fiscal 2028	-

Total	$218

8. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At February 25, 2023, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. In addition, we had outstanding standby letters of credit with another bank totaling $250 at February 25, 2023. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the bank credit facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at February 25, 2023 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

12 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $6,007 and $5,987 as of February 25, 2023 and November 26, 2022, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,300 and $1,275 as of February 25, 2023 and November 26, 2022, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	February 25, 2023	November 26, 2022
Accrued compensation and benefits	$698	$698
Post employment benefit obligations	6,609	6,564

Total pension liability	$7,307	$7,262

Components of net periodic pension costs for our defined benefit plans for the three months ended February 25, 2023 and February 26, 2022 are as follows:

	Quarter Ended
	February 25, 2023	February 26, 2022
Service cost	$7	$9
Interest cost	93	58
Amortization of prior service costs	31	31
Amortization of loss	-	33

Net periodic pension cost	$131	$131

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,626 and $1,616 as of February 25, 2023 and November 26, 2022, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $2,447 and $2,070 as of February 25, 2023 and November 26, 2022, respectively.

13 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	February 25, 2023	November 26, 2022
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	3,777	3,390

Total deferred compensation liability	$4,073	$3,686

We recognized expense under our deferred compensation arrangements during the three months ended February 25, 2023 and February 26, 2022 as follows:

	Quarter Ended
	February 25, 2023	February 26, 2022
Deferred compensation expense (benefit)	$78	$54

10. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under a licensee lease obligation guarantee in the amounts of $1,889 and $1,880 at February 25, 2023 and November 26, 2022, respectively. The remaining term under this lease guarantee extends for five years.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of this lease guarantee (an estimate of the cost to the Company to perform on the guarantee) at February 25, 2023 and November 26, 2022 was not material.

14 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended February 25, 2023:

Basic earnings per share - continuing operations	$1,445	8,867,881	$0.16
Add effect of dilutive securities:
Restricted shares	-	29,122	-
Diluted earnings per share - continuing operations	$1,445	8,897,003	$0.16

For the quarter ended February 26, 2022:

Basic earnings per share - continuing operations	$4,291	9,750,432	$0.44
Add effect of dilutive securities:
Options and restricted shares	-	8,545	-
Diluted earnings per share - continuing operations	$4,291	9,758,977	$0.44

Basic loss per share - discontinued operations	$1,282	9,750,432	$0.13
Add effect of dilutive securities:
Options and restricted shares	-	8,545	-
Diluted loss per share - discontinued operations	$1,282	9,758,977	$0.13

For the three months ended February 25, 2023 and February 26, 2022, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 25, 2023	February 26, 2022

Unvested shares	51,000	51,300

12. Discontinued Operations

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of Zenith to J.B. Hunt. The sale was completed on February 28, 2022. Subsequent to the first quarter of fiscal 2022 and through the end of fiscal 2022, we received the following net proceeds:

Sales price prior to post-closing working capital adjustment	$86,939
Less:
Amount held in escrow for contingencies related to representations and warranties (1)	1,000
Seller expenses paid at closing	418
Working capital adjustment paid to buyer	987

Net proceeds from the sale	$84,534

(1)

This was held in escrow until the first anniversary of the sale, at which time the full amount was released to the Company on March 2, 2023. As of February 25, 2023 and November 26, 2022, this amount is included in other current assets in the accompanying condensed consolidated balance sheets.

15 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

The sales price was subject to customary post-closing working capital adjustments which were paid during the second half of fiscal 2022 and resulted in a pre-tax gain from the sale of Zenith of $52,534 recognized subsequent to the first quarter of fiscal 2022.

The operations of our logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income as discontinued operations.

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the condensed consolidated statements of income for the three months ended February 26, 2022:

Quarter Ended
February 26, 2022
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$16,776
Cost of logistical services	15,001
Other loss, net	(63)

Income from operations of logistical services	1,712
Income tax expense	430

Income from discontinued operations, net of tax	$1,282

The amounts for revenue and costs of logistical services shown above represent the results of Zenith’s business transactions with third parties. Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during the three months ended February 26, 2022. Upon the sale of Zenith we entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years. We incurred $8,434 of expense during the three months ended February 25, 2023 for logistical services performed by J.B. Hunt.

Included in other loss, net, is interest arising from finance leases assumed by J.B. Hunt as part of the transaction. Such interest amounted to $78 for the three months ended February 26, 2022.

The following table summarizes the cash flows generated by discontinued operations during the three months ended February 26, 2022:

Three Months Ended
February 26, 2022
Cash provided by operating activities	$1,681
Cash used in investing activities	(81)
Cash used in financing activities	(371)

Net cash provided by discontinued operations	$1,229

16 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

13. Segment Information

Beginning with the three months ended February 25, 2023, we have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations, which includes Lane Venture.

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers.

●

Corporate and other – Corporate and other includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segment, the recently acquired Noa Home (see Note 3).

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

Prior to the current period, the functions included in Corporate and other were included in our wholesale segment reportable segment, and Noa Home was included in our retail reportable segment for the fourth quarter of fiscal 2022 following its acquisition on September 2, 2022. We believe that the new alignment of our reporting segments provides our chief operating decision maker with clearer information with which to assess the operating results of our wholesale segment. Noa Home does not meet the requirements to be a separate reportable segment as it is below the thresholds of the revenue, income and asset tests. The segment information presented below for the three months ended February 26, 2022 and as of November 26, 2022 has been restated to reflect the new alignment of our reportable segments.

Our former logistical services segment which represented the operations of Zenith is now presented as a discontinued operation in the accompanying condensed consolidated balances sheets and statements of income (see Note 12).

17 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	February 25, 2023	February 26, 2022
Sales Revenue
Wholesale sales of furniture and accessories	$69,884	$83,485
Less: Sales to retail segment	(30,099)	(29,728)
Wholesale sales to external customers	39,785	53,757
Retail sales of furniture and accessories	64,962	64,107
Corporate and other	2,951	-
Consolidated net sales of furniture and accessories	$107,698	$117,864

Income from Operations
Wholesale	$8,994	$10,202
Retail - Company-owned stores	1,530	2,622
Net expenses - Corporate and other	(7,771)	(6,245)
Inter-company elimination	(51)	(101)
Consolidated	$2,702	$6,478

Depreciation and Amortization
Wholesale	$606	$570
Retail - Company-owned stores	1,299	1,495
Corporate and other	435	324
Consolidated	$2,340	$2,389

Capital Expenditures
Wholesale	$637	$1,103
Retail - Company-owned stores	1,282	116
Corporate and other	1,422	1,124
Consolidated	$3,341	$2,343

	As of	As of
Identifiable Assets	February 25, 2023	November 26, 2022
Wholesale	$116,694	$125,433
Retail - Company-owned stores	162,232	162,222
Corporate and other	112,691	118,618
Consolidated	$391,617	$406,273

See Note 14, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $31,040 and $35,963 as of February 25, 2023 and November 26, 2022, respectively. Approximately 81% of the customer deposits held at November 26, 2022 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the three months ended February 25, 2023.

18 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At February 25, 2023 and November 26, 2022, our balance of prepaid commissions included in other current assets was $3,145 and $3,768, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three months ended February 25, 2023 and February 26, 2022, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	February 25, 2023				February 26, 2022
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$24,506	$36,159	$-	$60,665	$31,929	$37,818	$-	$69,747
Bassett Leather	6,805	494	-	7,299	12,939	240	-	13,179
Bassett Custom Wood	4,876	9,669	-	14,545	5,980	9,407	-	15,387
Bassett Casegoods	3,598	10,050	-	13,648	2,909	8,292	-	11,201
Accessories, mattresses and other (1)	-	8,590	2,951	11,541	-	8,350	-	8,350
Consolidated net sales of furniture and accessories	$39,785	$64,962	$2,951	$107,698	$53,757	$64,107	$-	$117,864

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

(2)	Our Corporate and other segment for the three months ended February 25, 2023 includes the sales of Noa Home, which was acquired on September 2, 2023 (see Note 3).

19 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three months ended February 25, 2023 and February 26, 2022:

	Quarter Ended

	February 25, 2023	February 26, 2022
Common Stock:

Beginning of period	$44,759	$48,811
Issuance of common stock	92	54
Purchase and retirement of common stock	(540)	(225)

End of period	$44,311	$48,640

Common Shares Issued and Outstanding:

Beginning of period	8,951,839	9,762,125
Issuance of common stock	18,381	10,796
Purchase and retirement of common stock	(108,083)	(44,989)

End of period	8,862,137	9,727,932

Additional Paid-in Capital:

Beginning of period	$-	$113
Issuance of common stock	(12)	39
Purchase and retirement of common stock	(200)	(267)
Stock based compensation	212	115

End of period	$-	$-

Retained Earnings:

Beginning of period	$150,800	$115,631
Net income for the period	1,445	5,573
Purchase and retirement of common stock	(1,213)	(273)
Cash dividends declared	(1,421)	(1,374)

End of period	$149,611	$119,557

Accumulated Other Comprehensive Loss:

Beginning of period	$50	$(1,823)
Cumulative translation adjustments, net of tax	(136)	-
Amortization of pension costs, net of tax	24	49

End of period	$(62)	$(1,774)

The balance of cumulative translation adjustments, net of tax, was a net loss of $340 and $204 at February 25, 2023 and November 26, 2022, respectively.

20 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
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

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of February 25, 2023 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

21 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
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

•	competitive conditions in the home furnishings industry

•	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

•	ability of our customers and consumers to obtain credit

•	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings

•

ability to implement our Company-owned retail strategies and realize the benefits from such strategies, including our initiatives to expand and improve our digital marketing and advertising capabilities, as they are implemented

•	the risk that we may not achieve the strategic benefits of our acquisition of Noa Home Inc.

•

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

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

•

the impact of a resurgence of the COVID-19 pandemic or any other similar health emergency and any resulting supply chain disruptions upon our ability to maintain normal operations at our retail stores and manufacturing facilities, and the resulting effects any future interruption of those operations may have upon our financial condition, results of operations and liquidity, as well as the impact of the pandemic upon general economic conditions, including consumer spending and the strength of the housing market in the United States

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 26, 2022.

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
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We also sell our products through our website at www.bassettfurniture.com. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 121-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 92 BHF stores at February 25, 2023, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

During the second quarter of fiscal 2022, we opened our first regional fulfillment center (“RFC”) in Orlando, Florida where we are stocking our best sellers for much quicker delivery. This adds an element of immediacy to our proven platform of made to order custom furniture that has driven our strategy for the past two decades. During the fourth quarter of 2022, we opened our second RFC near Baltimore, Maryland. In the first quarter of 2023, we opened three more RFCs in Conover, North Carolina, Grand Prairie, Texas and Riverside, California. We plan to evaluate the performance of these five RFCs before considering any additional locations.

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

In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam, Thailand and China. Over 75% of our wholesale revenues are derived from products that are manufactured in the United States using a mix of domestic and globally sourced components and raw materials.

23 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
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

We are engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes. During the second quarter of 2022, we implemented a comprehensive Product Information Management system which allows us to enhance and standardize our product development and data management and governance processes. This results in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions. We are also in the process of implementing a new eCommerce platform that we plan to introduce in the second half of 2023.  The new web platform will leverage world class features including enhanced customer research capabilities and streamlined navigation that we believe will result in increased web traffic and sales. We expect to spend approximately $2,000 on these efforts in 2023.

During the fourth quarter of fiscal 2022 we acquired Noa Home (see Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. With a lean staffing model, the Noa Home team has built an operational blueprint that has the potential for significant growth. We believe the acquisition will provide Bassett with a greater online presence and will allow us to attract more digitally native consumers. While still in the planning phase, we expect to introduce the Noa Home brand in the United States during 2023.

Company-owned Retail Stores

As we continually monitor the performance of our Company-owned retail store locations, we may occasionally determine that it is necessary to close underperforming stores in certain markets. During 2022, we closed three stores with the operations of one those stores being consolidated into another store in the same market. All of the above-mentioned closures occurred at or near the lease expirations.

We also may occasionally identify opportunities to enhance our presence in existing markets by relocating stores to better locations within the same market. During 2022, we sold the store property of one of our Houston, Texas locations and leased a new 9,600 square foot store property in a more upscale shopping area in the vicinity of the former location. We are in the process of upfitting the store and expect to open in late 2023. During late 2022 at the end of the lease term, we closed our Dallas, Texas store located at the intersection of McKinney and Knox streets. We opened a new 11,600 square foot store in the nearby iconic Inwood Village shopping center during the first quarter of 2023.

In 2022, we acquired a 25,000 square foot property in Tampa, Florida. We will begin upfitting the property early in April with a planned opening date in late 2023.

As of February 25, 2023, we had 59 Corporate-owned stores operating.

Sale of the Assets of Zenith Freight Lines, LLC

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith, to J.B. Hunt and the transaction was completed at the beginning of the second quarter of fiscal 2022. As a result of the sale, the operations of our former logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income and in the following discussion as discontinued operations (see Note 12 to the Condensed Consolidated Statements of Income).

24 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Results of Continuing Operations – Period ended February 25, 2023 compared with the period ended February 26, 2022:

Consolidated results of continuing operations for the three months ended February 25, 2023 and February 26, 2022 are as follows:

	Quarter Ended				Change
	February 25, 2023		February 26, 2022		Dollars	Percent

Net sales of furniture and accessories	$107,698	100.0%	$117,864	100.0%	$(10,166)	-8.6%
Cost of furniture and accessories sold	50,501	46.9%	60,471	51.3%	(9,970)	-16.5%
Gross profit	57,197	53.1%	57,393	48.7%	(196)	-0.3%
SG&A expenses	54,495	50.6%	50,915	43.2%	3,580	7.0%

Income from operations	$2,702	2.5%	$6,478	5.5%	$(3,776)	-58.3%

Analysis of Quarterly Results:

Total sales revenue for the three months ended February 25, 2023 decreased $10,166 or 8.6% from the prior year period primarily due to a 16% decline in wholesale sales partially offset by a 1.3% increase in retail sales through the Company-owned stores and the addition of Noa Home in 2023.

Gross margins for the three months ended February 25, 2023 increased 440 basis points from 2022 primarily due to higher margins in the wholesale segment along with a greater portion of total sales coming from the Corporate retail segment. These increases were partially offset by lower margins in the retail segment.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended February 25, 2023 increased 740 basis points from 2022 primarily due to a greater portion of total sales coming from the Corporate retail segment along with the deleverage of fixed costs caused by lower sales volumes.

Segment Information

Beginning with the three months ended February 25, 2023, we have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

●

Wholesale. The wholesale home furnishings segment is involved principally in the design, manufacture, sourcing, sale and distribution of furniture products to a network of Bassett stores (Company-owned and licensee-owned retail stores) and independent furniture retailers. Our wholesale segment includes our wood and upholstery operations, which includes Lane Venture.

●

Retail – Company-owned stores. Our retail segment consists of Company-owned stores and includes the revenues, expenses, assets and liabilities and capital expenditures directly related to these stores and the Company-owned distribution network utilized to deliver products to our retail customers.

●

Corporate and other – Corporate and other includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segment, the recently acquired Noa Home.

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

Prior to the current period, the functions included in Corporate and other were included in our wholesale segment reportable segment, and Noa Home was included in our retail reportable segment for the fourth quarter of fiscal 2022 following its acquisition on September 2, 2022. We believe that the new alignment of our reporting segments provides our chief operating decision maker with clearer information with which to assess the operating results of our wholesale segment. Noa Home does not meet the requirements to be a separate reportable segment. The segment information presented below for the three months ended February 26, 2022 has been restated to reflect the new alignment of our reportable segments.

25 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

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

	Quarter Ended February 25, 2023
	Non-GAAP Presentation					GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Consolidated

Net sales of furniture and accessories	$69,884	$64,962	$2,951	$(30,099	) (1)	$107,698
Cost of furniture and accessories sold	48,278	30,586	1,433	(29,796	) (2)	50,501
Gross profit	21,606	34,376	1,518	(303)		57,197
SG&A expense	12,612	32,846	9,289	(252	) (3)	54,495
Income from operations	$8,994	$1,530	$(7,771)	$(51)		$2,702

	Quarter Ended February 26, 2022
	Non-GAAP Presentation					GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Consolidated

Net sales of furniture and accessories	$83,485	$64,107	$-	$(29,728	) (1)	$117,864
Cost of furniture and accessories sold	59,601	30,170	-	(29,300	) (2)	60,471
Gross profit	23,884	33,937	-	(428)		57,393
SG&A expense	13,682	31,315	6,245	(327	) (3)	50,915
Income from operations	$10,202	$2,622	$(6,245)	$(101)		$6,478

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
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

26 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the periods ended February 25, 2023 and February 26, 2022 are as follows:

	Quarter Ended				Change
	February 25, 2023		February 26, 2022		Dollars	Percent

Net sales	$69,884	100.0%	$83,485	100.0%	$(13,601)	-16.3%
Gross profit (1)	21,606	30.9%	23,884	28.6%	(2,278)	-9.5%
SG&A expenses	12,612	18.0%	13,682	16.4%	(1,070)	-7.8%

Income from operations	$8,994	12.9%	$10,202	12.2%	$(1,208)	-11.8%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	February 25, 2023				February 26, 2022				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$24,506	$19,344	$43,850	62.7%	$31,929	$20,096	$52,025	62.3%	$(8,175)	-15.7%
Bassett Leather	6,805	18	6,823	9.8%	12,939	12	12,951	15.5%	(6,128)	-47.3%
Bassett Custom Wood	4,876	5,940	10,816	15.5%	5,980	6,261	12,241	14.7%	(1,425)	-11.6%
Bassett Casegoods	3,598	4,797	8,395	12.0%	2,909	3,359	6,268	7.5%	2,127	33.9%
Total	$39,785	$30,099	$69,884	100.0%	$53,757	$29,728	$83,485	100.0%	$(13,601)	-16.3%

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended February 25, 2023 decreased $13,601 or 16% from the prior year period due primarily to a 29% decrease in shipments to the open market, a 20% decrease in Lane Venture shipments and a 3.4% decrease in shipments to our retail store network. Gross margins for the three months ended February 25, 2023 improved 230 basis points over the prior year as we were able to recognize a greater portion of previously implemented price increases in current period sales. This was offset by lower margins in the Bassett Leather product line due to product discounting. As this product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. We expect reduced margins on this product line to continue through the third quarter of 2023 as we reduce the inventory to a more normal level. SG&A expenses as a percentage of sales increased 160 basis points primarily due to reduced leverage of fixed costs from decreased sales along with higher warehousing and shipping costs.

Wholesale Backlog

Wholesale backlog at February 25, 2023 was $24,895 as compared to $35,336 at November 26, 2022 and $78,135 at February 26, 2022. While wholesale orders for the first quarter of 2023 decreased 18% against the prior year period, they were 5.6% higher than the pre-pandemic level of the first quarter of 2020.

27 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended February 25, 2023 and February 26, 2022 are as follows:

	Quarter Ended				Change
	February 25, 2023		February 26, 2022		Dollars	Percent

Net sales	$64,962	100.0%	$64,107	100.0%	$855	1.3%
Gross profit (1)	34,376	52.9%	33,937	52.9%	439	1.3%
SG&A expenses	32,846	50.6%	31,315	48.8%	1,531	4.9%
Income (loss) from operations	$1,530	2.4%	$2,622	4.1%	$(1,092)	-41.6%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Retail sales by major product category are as follows:

	Quarter Ended				Change
	February 25, 2023		February 26, 2022		Dollars	Percent

Bassett Custom Upholstery	$36,159	55.7%	$37,818	59.0%	$(1,659)	-4.4%
Bassett Leather	494	0.8%	240	0.4%	254	105.8%
Bassett Custom Wood	9,669	14.9%	9,407	14.7%	262	2.8%
Bassett Casegoods	10,050	15.5%	8,292	12.9%	1,758	21.2%
Accessories, mattresses and other (1)	8,590	13.2%	8,350	13.0%	240	2.9%
Total	$64,962	100.0%	$64,107	100.0%	$855	1.3%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

Quarterly Analysis of Results - Retail

Net sales for the three months ended February 25, 2023 increased $855 or 1.3% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 16% from the first quarter of 2022. Gross margins for the three months ended February 25, 2023 were flat compared to the prior period as increased promotional activity in the current quarter coupled with higher in-bound freight costs were offset by lower unit costs as measured on a last-in, first-out basis. Selling, general and administrative expenses as a percentage of sales for the three months ended February 25, 2023 increased 180 basis points primarily due to increased advertising costs to drive more customer engagement, higher consumer financing costs from higher interest rates and increased warehousing and delivery costs.

Retail Backlog

Retail backlog at February 25, 2023 was $41,763 compared to $51,041 at November 26, 2022 and $84,645 at February 26, 2022. Although the retail backlog continues to be elevated as compared to pre-pandemic levels, we expect a more normalized and sustainable level by the end of the second quarter of 2023.

28 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Corporate and Other

Revenues, costs and expenses of corporate and other for the three months ended February 25, 2023 and February 22, 2022 are as follows:

	Quarter Ended		Change
	February 25, 2023	February 26, 2022	Dollars	Percent

Net sales	$2,951	$-	$2,951	100.0%
Gross profit	1,518	-	1,518	100.0%
SG&A expenses	9,289	6,245	3,044	48.7%
Net expenses	$(7,771)	$(6,245)	$(1,526)	24.4%

The increases in sales and gross profit over the prior year period were due to the acquisition of Noa Home on September 2, 2022. The $3,044 increase in SG&A expenses was primarily due to the addition of Noa Home coupled with increased corporate marketing and information technology expenses primarily in connection with our digital transformation initiatives.

Discontinued Operations – Logistical Services

	Quarter Ended
	February 26, 2022

Logistical services revenue	$16,776	100.0%
Cost of logistical services	15,001	89.4%
Other loss, net	(63)	-0.4%

Income from discontinued operations before tax	$1,712	10.2%

The first quarter of 2022 was the final period during which Zenith operated as a consolidated subsidiary of Bassett. During the three months ended February 26, 2022, Zenith generated a pre-tax profit of $1,712 on sales to third party customers of $16,776.

Zenith also charged Bassett $9,121 for logistical services provided to our wholesale segment during the three months ended February 26, 2022. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Upon the sale of Zenith, we entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years. We incurred $8,434 of expense during the three months ended February 25, 2023 for logistical services performed by J.B. Hunt.

Other Items Affecting Net Income

Other Loss, Net

Other loss, net, for the three months ended February 25, 2023 and February 26, 2022 was $415 and $629, respectively, a net decrease of $214 from the prior year period. The net change was primarily due to higher interest income on our investment in certificates of deposit.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 36.8% and 26.3% for the three months ended February 25, 2023 and February 26, 2022, respectively. These effective rates differ from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home, the effects of state income taxes and various permanent differences.

29 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

Cash Flows

Cash provided by operations for the first quarter of fiscal 2023 was $563 compared to cash provided by operations of $2,866 for the first quarter of fiscal 2022, representing a decrease of $2,303 in cash flows from operations. Cash provided by the operating activities of our discontinued operations was $1,681 for the first quarter of fiscal 2022. Excluding the decline in operating cash flow from discontinued operations, cash flows from continuing operations declined $622 for the first quarter of fiscal 2023 from the prior year period. This decline was primarily the result of lower income from continuing operations and reduced customer deposits from lower written retail sales, partially offset by reduced investment in inventory.

Our overall cash position decreased by $6,733 during the first quarter of fiscal 2023, compared to a decline of $2,484 during the first quarter of fiscal 2022, an increased net use of $4,239 from the prior year period. Excluding the overall cash flow from discontinued operations, overall cash flow from continuing operations decreased $3,074 from the prior year period. In addition to the decline in cash flows from operations, net cash used in investing activities during the first quarter of fiscal 2023 increased $1,024 to $3,904 compared to net cash used in investing activities of $2,880 for the prior year period. This increase was primarily due to higher capital expenditures over the prior year primarily consisting of expenditures related to our digital transformation project, upfit of the recently opened Inwood store in Dallas, TX and the remodel of two other stores in the Dallas, TX market. We expect capital expenditures for the full year to range from $17 million to $20 million. Net cash used in financing activities during the first quarter of 2022 increased $883 to a net use of $3,363 as compared to a net use of $2,480 for the prior year period, primarily due to a $1,079 increase in share repurchases to $1,844 during the first quarter of fiscal 2023 as compared to $765 repurchased during the first quarter of fiscal 2022. As of February 25, 2023, $24,154 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $72,617 on hand at February 25, 2023, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At February 25, 2023, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. In addition, we had outstanding standby letters of credit with another bank totaling $250 at February 25, 2023. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the bank credit facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at February 25, 2023 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at February 25, 2023 is $113,120 and is included in our accompanying condensed consolidated balance sheet at February 25, 2023. We were contingently liable under a licensee lease obligation guarantee in the amount of $1,889 at February 25, 2023. The remaining term under this lease guarantee extends for five years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores, including a site in Tampa, Florida acquired in 2022 with a planned opening late in fiscal 2023. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $21,164 at February 25, 2023.

30 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
(Dollars in thousands except share and per share data)

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 26, 2022.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 25, 2023.

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2023. We are also exposed to foreign currency market risk through our investment in Noa Home. Our investment in Noa Home is subject to changes in the value of the Canadian dollar versus the U.S. dollar. Additionally, Noa Home is exposed to other local currency fluctuation risk through its operations in Australia, Singapore and the United Kingdom. The impact of currency fluctuations on our financial position and results of operations since the acquisition of Noa Home on September 2, 2022 has not been significant.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $21,164 at February 25, 2023 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,889 which we have guaranteed on behalf of licensees as of February 25, 2023 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At February 25, 2023, the unamortized balance of such right-of-use assets used in continuing operations totaled $95,966. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

31 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 25, 2023
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

32 of 34

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 25, 2023

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended February 25, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 27, 2022 - December 31, 2022	60,000	$17.87	60,000	$24,927
January 1, 2023 - January 28, 2023	34,785	$18.07	28,800	$24,407
January 29, 2023 - February 25, 2023	13,298	$19.01	13,298	$24,154

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At February 25, 2023, $24,154 remained available for share repurchases under the plan.

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
March 30, 2023

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer March 30, 2023

34 of 34