Form 10-Q
period 2023-05-27
BASSETT FURNITURE INDUSTRIES INC
filed 2023-06-29
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2023

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

At June 23, 2023, 8,837,898 shares of common stock of the Registrant were outstanding.

1 of 41

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE
	PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 27, 2023 (unaudited) and November 26, 2022 and for the three and six months ended May 27, 2023 (unaudited) and May 28, 2022 (unaudited)

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

3.	Quantitative and Qualitative Disclosures About Market Risk	33

4.	Controls and Procedures	34

	PART II - OTHER INFORMATION

1.	Legal Proceedings	35

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	35

3.	Defaults Upon Senior Securities	35

6.	Exhibits	35

2 of 41

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED MAY 27, 2023 AND MAY 28, 2022 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022

Net sales of furniture and accessories	$100,519	$128,706	$208,217	$246,570
Cost of furniture and accessories sold	47,686	62,767	98,187	123,239
Gross profit	52,833	65,939	110,030	123,331

Selling, general and administrative expenses	51,366	54,927	105,861	105,841
Gain on revaluation of contingent consideration	1,013	-	1,013	-
Income from operations	2,480	11,012	5,182	17,490

Other income (loss), net	64	(627)	(351)	(1,256)
Income from continuing operations before income taxes	2,544	10,385	4,831	16,234

Income tax expense	468	2,642	1,310	4,200

Income from continuing operations	2,076	7,743	3,521	12,034

Discontinued operations:
Income from operations of logistical services	-	-	-	1,712
Gain on disposal	-	53,254	-	53,254
Income tax expense	-	13,879	-	14,309

Income from discontinued operations, net of tax	-	39,375	-	40,657

Net income	$2,076	$47,118	$3,521	$52,691

Basic earnings per share:
Income from continuing operations	$0.24	$0.81	$0.40	$1.25
Income from discontinued operations	-	4.14	-	4.22
Basic and diluted earnings per share	$0.24	$4.95	$0.40	$5.47

Diluted earnings per share:
Income from continuing operations	$0.24	$0.81	$0.40	$1.25
Income from discontinued operations	-	4.13	-	4.22
Diluted earnings per share	$0.24	$4.94	$0.40	$5.47

Regular dividends per share	$0.16	$0.14	$0.32	$0.28

Special dividend per share	$-	$1.50	$-	$1.50

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 41

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MAY 27, 2023 AND MAY 28, 2022 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022

Net income	$2,076	$47,118	$3,521	$52,691
Other comprehensive income:
Foreign currency translation adjustments	(93)	-	(279)	-
Income taxes related to foreign currency translation adjustments	24	-	74	-
Amortization associated with
Long Term Cash Awards (LTCA)	31	33	63	66
Income taxes related to LTCA	(8)	(8)	(16)	(16)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	-	31	-	62
Income taxes related to SERP	-	(8)	-	(16)

Other comprehensive income (loss), net of tax	(46)	48	(158)	96

Total comprehensive income	$2,030	$47,166	$3,363	$52,787

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 41

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 27, 2023 AND NOVEMBER 26, 2022

(In thousands)

	(Unaudited)
	May 27, 2023	November 26, 2022
Assets
Current assets
Cash and cash equivalents	$54,603	$61,625
Short-term investments	17,725	17,715
Accounts receivable, net	14,833	17,838
Inventories	70,332	85,477
Recoverable income taxes	3,091	2,353
Other current assets	8,795	11,487
Total current assets	169,379	196,495

Property and equipment, net	79,543	77,001

Deferred income taxes	5,189	5,528
Goodwill and other intangible assets	21,532	21,727
Right of use assets under operating leases	92,505	99,472
Other	6,177	6,050
Total long-term assets	125,403	132,777
Total assets	$374,325	$406,273

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,212	$20,359
Accrued compensation and benefits	9,024	12,921
Customer deposits	23,941	35,963
Current portion operating lease obligations	19,012	18,819
Other current liabilites and accrued expenses	11,500	12,765
Total current liabilities	79,689	100,827

Long-term liabilities
Post employment benefit obligations	10,452	9,954
Long-term portion of operating lease obligations	89,167	97,477
Other long-term liabilities	1,832	2,406
Total long-term liabilities	101,451	109,837

Stockholders’ equity
Common stock	43,900	44,759
Retained earnings	149,393	150,800
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	(108)	50
Total stockholders' equity	193,185	195,609
Total liabilities and stockholders’ equity	$374,325	$406,273

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 41

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 27, 2023 AND MAY 28, 2022 – UNAUDITED

(In thousands)

	Six Months Ended
	May 27, 2023	May 28, 2022
Operating activities:
Net income	$3,521	$52,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,909	6,065
Gain on disposal of discontinued operations	-	(53,254)
Gain on revaluation of contingent consideration	(1,013)	-
Deferred income taxes	392	(3,796)
Other, net	1,388	915
Changes in operating assets and liabilities:
Accounts receivable	3,005	(1,829)
Inventories	15,145	(14,861)
Other current assets	953	6,421
Right of use assets under operating leases	9,105	11,153
Customer deposits	(12,022)	(5,101)
Accounts payable and other liabilities	(8,715)	4,891
Obligations under operating leases	(10,255)	(12,241)
Net cash provided by (used in) operating activities	6,413	(8,946)

Investing activities:
Purchases of property and equipment	(7,405)	(12,638)
Proceeds from sales of property and equipment	-	9
Proceeds from the disposal of discontinued operations, net	1,000	85,521
Other	(637)	(538)
Net cash provided by (used in) investing activities	(7,042)	72,354

Financing activities:
Cash dividends	(2,832)	(17,170)
Other issuance of common stock	177	177
Repurchases of common stock	(3,450)	(8,642)
Taxes paid related to net share settlement of equity awards	(109)	-
Repayments of finance lease obligations	(137)	(537)
Net cash used in financing activities	(6,351)	(26,172)
Effect of exchange rate changes on cash and cash equivalents	(42)	-
Change in cash and cash equivalents	(7,022)	37,236
Cash and cash equivalents - beginning of period	61,625	34,374
Cash and cash equivalents - end of period	$54,603	$71,610

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have a controlling interest. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. To date we have concluded that none of our licensees represent VIEs. During the second and third fiscal quarters of 2022, we were the primary beneficiary of one VIE by virtue of our control over the activities that most significantly impact the entity’s economic performance. This VIE was created to effect a Section 1031 like-kind exchange involving the purchase of real property in Tampa, Florida, for $7,668 during the second quarter of 2022 and the sale of real property in Houston, Texas for $8,217 during the third quarter of 2022 for the purpose of deferring approximately $4,300 of the taxable gain resulting from the sale of the Houston property. Subsequent to the completion of the exchange transactions during the third quarter of fiscal 2022, the sole equity interest in the VIE was transferred to Bassett and the entity is now consolidated as a wholly owned subsidiary.

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of income net of estimates for returns and allowances.

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”). The sale was completed on February 28, 2022. Accordingly, the operations of our logistical services segment for the three and six months ended May 28, 2022 are presented in the accompanying condensed consolidated statements of income as discontinued operations. See Note 12, Discontinued Operations, for additional information. Costs incurred by Bassett for logistical services performed for Bassett by Zenith were included in selling, general and administrative expenses for the six months ended May 28, 2022.

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

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 27, 2023 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2022.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision. Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 18.4% and 27.1% for the three and six months ended May 27, 2023, respectively, and 26.0% for both the three and six months ended May 28, 2022. The effective rates for the three and six months ended May 27, 2023 differ from the federal statutory rate of 21% primarily due to the non-taxable gain on revaluation of contingent consideration associated with the acquisition of Noa Home (see Note 3), increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences. For the three and six months ended May 28, 2022, the effective rates differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax of $522 associated with the non-deductible goodwill written off in connection with the sale of Zenith and included in income tax on discontinued operations.

7 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

Non-cash Investing and Financing Activity

During the six months ended May 27, 2023 and May 28, 2022, $3,881 and $6,049, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

3. Business Combinations

On September 2, 2022, we acquired 100% of the capital stock of Noa Home, a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. The initial purchase price (denominated in Canadian dollars) of approximately C$7,700 included cash payments of C$2,000 paid to the co-founders of Noa Home and approximately C$5,700 for the repayment of existing debt owed by Noa Home. Per the terms of the agreement at the acquisition date, the Noa Home co-founders also had the opportunity to receive additional cash payments totaling approximately C$1,330 per year for the three fiscal years following the year of acquisition based on established increases in net revenues and achieving certain internal EBITDA goals.

Under the acquisition method of accounting, the fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill.

The allocation of the fair value of the acquired business has been based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. As of May 27, 2023, there have been no changes to the preliminary allocation of the purchase price (translated into U.S. dollars as of the acquisition date) which is as follows:

Fair value of consideration given in exchange for 100% of Noa Home:
Cash	$5,878
Fair value of contingent consideration as of acquisition date	1,375
Total fair value of consideration given	$7,253

Allocation of the fair value of consideration transferred:
Identifiable assets acquired:
Cash	$296
Inventory	1,585
Other current assets	317
Property & equipment	155
Intangible asset - trade name	1,929
Total identifiable assets acquired	4,282
Liabilities assumed:
Accounts payable	(1,227)
Customer deposits	(1,059)
Other current liabilities and accrued expenses	(458)
Total liabilities assumed	(2,744)
Net identifiable assets acquired	1,538
Goodwill	5,715
Total net assets acquired	$7,253

8 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

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

A portion of the fair value of the consideration transferred in the amount of $1,929 has been assigned to the identifiable intangible asset associated with the Noa Home trade name. This intangible asset is considered to have an indefinite life. The indefinite-lived intangible asset and goodwill are not amortized but will be tested for impairment annually or between annual tests if an indicator of impairment exists and the Company determines it is more likely than not that the fair value of the goodwill is below its book value.

The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures.

Subsequent to the acquisition date, the parties concluded that the targets originally set forth by which the Noa Home co-founders were to earn the contingent consideration would likely not be met within the initially anticipated time frame. Therefore, we have agreed to replace the contingent consideration with two fixed payments of C$200 each, payable in June of 2023 and December of 2024. As a result of the write-down of the contingent consideration payable that was recognized at the acquisition date, we recorded a gain of $1,013 for the three and six months ended May 27, 2023.

The revenues and results of operations of Noa Home for the three and six months ended May 27, 2023 were not material. The pro forma impact of the acquisition has not been presented because it was not material to our consolidated results of operations for the three and six months ended May 28, 2022.

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

Investments

Our short-term investments of $17,725 and $17,715 at May 27, 2023 and November 26, 2022 consisted of CDs. At May 27, 2023, the CDs had original terms averaging seven months, bearing interest at rates ranging from 0.7% to 5.05%. At May 27, 2023, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 4.41%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 27, 2023 and November 26, 2022 approximates their fair value.

5. Accounts Receivable

Accounts receivable consists of the following:

	May 27, 2023	November 26, 2022
Gross accounts receivable	$15,344	$19,099
Allowance for doubtful accounts	(511)	(1,261)
Accounts receivable, net	$14,833	$17,838

9 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The allowance for credit losses is based on a review of specifically identified accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivables, which is generally ninety days or less. Actual credit losses could differ from those estimates.

Activity in the allowance for credit losses for the six months ended May 27, 2023 was as follows:

Balance at November 26, 2022	$1,261
Additions charged to expense	137
Write-offs against allowance	(887)
Balance at May 27, 2023	$511

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

Inventories were comprised of the following:

	May 27, 2023	November 26, 2022
Wholesale finished goods	$33,916	$46,607
Work in process	616	620
Raw materials and supplies	20,236	22,859
Retail merchandise	33,175	32,974
Total inventories on first-in, first-out method	87,943	103,060
LIFO adjustment	(11,862)	(12,416)
Reserve for excess and obsolete inventory	(5,749)	(5,167)
	$70,332	$85,477

10 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2022	$4,103	$1,064	$5,167
Additions charged to expense	1,987	488	2,475
Write-offs	(1,628)	(265)	(1,893)
Balance at May 27, 2023	$4,462	$1,287	$5,749

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2023 and do not anticipate that our methodology is likely to change in the future.

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	May 27, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(308)	$204

Intangibles not subject to amortization:
Trade names			8,680
Goodwill			12,648
Total goodwill and other intangible assets			$21,532

	November 26, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(280)	$232

Intangibles not subject to amortization:
Trade names			8,723
Goodwill			12,772
Total goodwill and other intangible assets			$21,727

11 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Corporate & Other	Total

Balance as of November 26, 2022	$7,217	$-	$5,554	$12,771
Foreign currency translation adjustments	-	-	(123)	(123)
Balance as of May 27, 2023	$7,217	$-	$5,431	$12,648

Accumulated impairment losses at both May 27, 2023 and November 26, 2022 were $3,897.

Due to the decline in the share price of our common stock through the end of the second quarter of 2023, we performed a qualitative analysis of our goodwill as of May 27, 2023 and concluded that it was not more likely than not that the carrying value of our reporting units with goodwill exceeded their fair values.

Amortization expense associated with intangible assets during the three and six months ended May 27, 2023 and May 28, 2022 was as follows:

	Quarter Ended		Six Months Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022

Intangible asset amortization expense	$14	$14	$28	$28

Estimated future amortization expense for intangible assets that exist at May 27, 2023 is as follows:

Remainder of fiscal 2023	$28
Fiscal 2024	57
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	5
Fiscal 2028	-
Total	$204

8. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At May 27, 2023, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the bank credit facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at May 27, 2023 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

12 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $6,028 and $5,987 as of May 27, 2023 and November 26, 2022, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,325 and $1,275 as of May 27, 2023 and November 26, 2022, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	May 27, 2023	November 26, 2022
Accrued compensation and benefits	$698	$698
Post employment benefit obligations	6,655	6,564
Total pension liability	$7,353	$7,262

Components of net periodic pension costs for our defined benefit plans for the three and six months ended May 27, 2023 and May 28, 2022 are as follows:

	Quarter Ended		Six Months Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Service cost	$7	$9	$14	$18
Interest cost	93	58	185	115
Amortization of prior service costs	31	31	63	63
Amortization of loss	-	33	-	67
Net periodic pension cost	$131	$131	$262	$263

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,636 and $1,616 as of May 27, 2023 and November 26, 2022, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $2,457 and $2,070 as of May 27, 2023 and November 26, 2022, respectively.

13 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	May 27, 2023	November 26, 2022
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	3,797	3,390
Total deferred compensation liability	$4,093	$3,686

We recognized expense under our deferred compensation arrangements during the three and six months ended May 27, 2023 and May 28, 2022 as follows:

	Quarter Ended		Six Months Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Deferred compensation expense (benefit)	$119	$7	$197	$61

10. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under a licensee lease obligation guarantee in the amounts of $1,897 and $1,880 at May 27, 2023 and November 26, 2022, respectively. The remaining term under this lease guarantee extends for five years.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of this lease guarantee (an estimate of the cost to the Company to perform on the guarantee) at May 27, 2023 and November 26, 2022 was not material.

14 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

11. Earnings Per Share

The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Net Income Per Share
For the quarter ended May 27, 2023:

Basic earnings per share - continuing operations	$2,076	8,810,178	$0.24
Add effect of dilutive securities:
Restricted shares	-	11,853	-
Diluted earnings per share - continuing operations	$2,076	8,822,031	$0.24

For the quarter ended May 28, 2022:

Basic earnings per share - continuing operations	$7,743	9,521,085	$0.81
Add effect of dilutive securities:
Options and restricted shares	-	12,938	-
Diluted earnings per share - continuing operations	$7,743	9,534,023	$0.81

Basic earnings per share - discontinued operations	$39,375	9,521,085	$4.14
Add effect of dilutive securities:
Options and restricted shares	-	12,938	(0.01)
Diluted earnings per share - discontinued operations	$39,375	9,534,023	$4.13

For the six months ended May 27, 2023:

Basic earnings per share - continuing operations	$3,521	8,839,029	$0.40
Add effect of dilutive securities:
Restricted shares	-	18,881	-
Diluted earnings per share - continuing operations	$3,521	8,857,910	$0.40

For the six months ended May 28, 2022:

Basic earnings per share - continuing operations	$12,034	9,636,813	$1.25
Add effect of dilutive securities:
Options and restricted shares	-	2,917	-
Diluted earnings per share - continuing operations	$12,034	9,639,730	$1.25

Basic earnings per share - discontinued operations	$40,657	9,636,813	$4.22
Add effect of dilutive securities:
Options and restricted shares	-	2,917	-
Diluted earnings per share - discontinued operations	$40,657	9,639,730	$4.22

For the three and six months ended May 27, 2023 and May 28, 2022, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022

Unvested shares	15,113	15,799	66,113	67,099

15 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

12. Discontinued Operations

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of Zenith to J.B. Hunt. The sale was completed on February 28, 2022. During the second quarter of fiscal 2022, we received the following net proceeds:

Sales price prior to post-closing working capital adjustment	$86,939
Less:
Amount held in escrow for contingencies related to representations and warranties (1)	1,000
Seller expenses paid at closing	418
Net proceeds from the sale	$85,521

(1)

This was held in escrow until the first anniversary of the sale, at which time the full amount was released to the Company on March 2, 2023. As of November 26, 2022, this amount is included in other current assets in the accompanying condensed consolidated balance sheets.

The sales price was subject to customary post-closing working capital adjustments. For the three and six months ended May 28, 2022 we recognized a pre-tax gain on the sale of $53,254 which included a preliminary estimate of the post-closing adjustments. Upon settlement of the post-closing adjustments, which were paid in the second half of fiscal 2022, the final pre-tax gain was $52,534.

The operations of our logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income as discontinued operations.

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the condensed consolidated statements of income for the three and six months ended May 28, 2022:

	Quarter Ended	Six Months Ended
	May 28, 2022	May 28, 2022
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$-	$16,776
Cost of logistical services	-	15,001
Other loss, net	-	(63)
Income from operations of logistical services	-	1,712
Gain on disposal	53,254	53,254
Pretax income of discontinued operations	53,254	54,966
Income tax expense	13,879	14,309
Income from discontinued operations, net of tax	$39,375	$40,657

The amounts for revenue and costs of logistical services shown above represent the results of Zenith’s business transactions with third parties. Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during the six months ended May 28, 2022. Upon the sale of Zenith we entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years. We incurred expense for logistical services performed by J.B. Hunt of $6,717 and $14,094 during the three and six months ended May 27, 2023, respectively, and $9,546 for the three and six months ended May 28, 2022, respectively.

Included in other loss, net, is interest arising from finance leases assumed by J.B. Hunt as part of the transaction. Such interest amounted to $78 for the six months ended May 28, 2022.

16 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

The following table summarizes the cash flows generated by discontinued operations during the six months ended May 28, 2022:

Six Months Ended
May 28, 2022
Cash provided by operating activities	$1,681
Cash used in investing activities	(81)
Cash used in financing activities	(371)
Net cash provided by discontinued operations	$1,229

13. Segment Information

As of the beginning of fiscal 2023 we have strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

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

Prior to the beginning of fiscal 2023, the functions included in Corporate and other were included in our wholesale segment reportable segment, and Noa Home was included in our retail reportable segment for the fourth quarter of fiscal 2022 following its acquisition on September 2, 2022. We believe that the new alignment of our reporting segments provides our chief operating decision maker with clearer information with which to assess the operating results of our wholesale segment. Noa Home does not meet the requirements to be a separate reportable segment as it is below the thresholds of the revenue, income and asset tests. The segment information presented below for the three and six months ended May 28, 2022 and as of November 26, 2022 has been restated to reflect the new alignment of our reportable segments.

Our former logistical services segment which represented the operations of Zenith is now presented as a discontinued operation in the accompanying condensed consolidated balances sheets and statements of income (see Note 12).

17 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Sales Revenue
Wholesale sales of furniture and accessories	$61,774	$87,501	$131,658	$170,986
Less: Sales to retail segment	(24,330)	(34,415)	(54,429)	(64,143)
Wholesale sales to external customers	37,444	53,086	77,229	106,843
Retail sales of furniture and accessories	60,778	75,620	125,740	139,727
Corporate and other	2,297	-	5,248	-
Consolidated net sales of furniture and accessories	$100,519	$128,706	$208,217	$246,570

Income from Operations
Wholesale	$7,005	$11,465	$15,999	$21,667
Retail - Company-owned stores	755	7,293	2,285	9,915
Net expenses - Corporate and other	(6,949)	(7,549)	(14,720)	(13,794)
Inter-company elimination	656	(197)	605	(298)
Gain on revaluation of contingent consideration	1,013	-	1,013	-
Consolidated	$2,480	$11,012	$5,182	$17,490

Depreciation and Amortization
Wholesale	$614	$603	$1,220	$1,173
Retail - Company-owned stores	1,533	1,480	2,832	2,975
Corporate and other	422	327	857	651
Consolidated	$2,569	$2,410	$4,909	$4,799

Capital Expenditures
Wholesale	$712	$1,328	$1,349	$2,431
Retail - Company-owned stores	1,740	8,285	3,022	8,401
Corporate and other	1,612	682	3,034	1,806
Consolidated	$4,064	$10,295	$7,405	$12,638

	As of	As of
Identifiable Assets	May 27, 2023	November 26, 2022
Wholesale	$105,471	$125,433
Retail - Company-owned stores	155,978	162,222
Corporate and other	112,876	118,618
Consolidated	$374,325	$406,273

See Note 14, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected upon delivery. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $23,941 and $35,963 as of May 27, 2023 and November 26, 2022, respectively. Substantially all of the customer deposits held at November 26, 2022 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the six months ended May 27, 2023.

18 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At May 27, 2023 and November 26, 2022, our balance of prepaid commissions included in other current assets was $2,399 and $3,768, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and six months ended May 27, 2023 and May 28, 2022, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	May 27, 2023				May 28, 2022
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$24,156	$34,711	$-	$58,867	$33,838	$45,376	$-	$79,214
Bassett Leather	6,078	577	-	6,655	9,859	292	-	10,151
Bassett Custom Wood	4,201	9,798	-	13,999	5,660	11,237	-	16,897
Bassett Casegoods	3,009	7,771	-	10,780	3,729	9,188	-	12,917
Accessories, mattresses and other (1)	-	7,921	2,297	10,218	-	9,527	-	9,527
Consolidated net sales of furniture and accessories	$37,444	$60,778	$2,297	$100,519	$53,086	$75,620	$-	$128,706

	Six Months Ended
	May 27, 2023				May 28, 2022
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$48,659	$70,870	$-	$119,529	$65,750	$83,194	$-	$148,944
Bassett Leather	12,883	1,071	-	13,954	22,821	532	-	23,353
Bassett Custom Wood	9,079	19,467	-	28,546	11,643	20,644	-	32,287
Bassett Casegoods	6,608	17,821	-	24,429	6,629	17,480	-	24,109
Accessories, mattresses and other (1)	-	16,511	5,248	21,759	-	17,877	-	17,877
Consolidated net sales of furniture and accessories	$77,229	$125,740	$5,248	$208,217	$106,843	$139,727	$-	$246,570

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)	Our Corporate and other segment for the three and six months ended May 27, 2023 includes the sales of Noa Home, which was acquired on September 2, 2023 (see Note 3).

19 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and six months ended May 27, 2023 and May 28, 2022:

	Quarter Ended		Six Months Ended

	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Common Stock:

Beginning of period	$44,311	$48,640	$44,759	$48,811
Issuance of common stock	95	70	187	124
Purchase and retirement of common stock	(506)	(2,314)	(1,046)	(2,539)
End of period	$43,900	$46,396	$43,900	$46,396

Common Shares Issued and Outstanding:

Beginning of period	8,862,137	9,727,932	8,951,839	9,762,125
Issuance of common stock	19,029	14,180	37,410	24,976
Purchase and retirement of common stock	(101,254)	(462,844)	(209,337)	(507,833)
End of period	8,779,912	9,279,268	8,779,912	9,279,268

Additional Paid-in Capital:

Beginning of period	$-	$-	$-	$113
Issuance of common stock	2	13	(10)	52
Purchase and retirement of common stock	(214)	(155)	(414)	(422)
Stock based compensation	212	142	424	257
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$149,611	$119,557	$150,800	$115,631
Net income for the period	2,076	47,118	3,521	52,691
Purchase and retirement of common stock	(884)	(5,408)	(2,097)	(5,681)
Cash dividends declared	(1,410)	(15,796)	(2,831)	(17,170)
End of period	$149,393	$145,471	$149,393	$145,471

Accumulated Other Comprehensive Loss:

Beginning of period	$(62)	$(1,774)	$50	$(1,823)
Cumulative translation adjustments, net of tax	(69)	-	(205)	-
Amortization of pension costs, net of tax	23	48	47	97
End of period	$(108)	$(1,726)	$(108)	$(1,726)

The balance of cumulative translation adjustments, net of tax, was a net loss of $409 and $204 at May 27, 2023 and November 26, 2022, respectively.

20 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 27, 2023
(Dollars in thousands except share and per share data)

16. Recent Accounting Pronouncements

In October 2021, the FASB issued Accounting Standards Update No. 2021-08 – Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in ASU 2021-08 will become effective for us as of the beginning of our 2024 fiscal year. Early adoption is permitted, including adoption in any interim period. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

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

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of May 27, 2023 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

21 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
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

•	competitive conditions in the home furnishings industry

•	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

•	ability of our customers and consumers to obtain affordable credit due to rising interest rates

•	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings

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

22 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
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

With 91 BHF stores at May 27, 2023, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Digital outreach strategies have become the primary vehicle for brand advertising and customer acquisition. As a result, we are engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes.  During fiscal 2022, we implemented a comprehensive Product Information Management system which allows us to enhance and standardize our product development and data management and governance processes.  This results in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions.  We are also in the process of implementing a new eCommerce platform that we plan to introduce in the second half of 2023.  The new web platform will leverage world class features including enhanced customer research capabilities and streamlined navigation that we believe will result in increased web traffic and sales. While we work to make it easier to purchase either in store or on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities.  We expect to spend approximately $4,500 on these efforts in 2023, approximately $2,400 of which has been spent through May 27, 2023.

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

During the fourth quarter of fiscal 2022 we acquired Noa Home (see Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. With a lean staffing model, the Noa Home team has built an operational blueprint that has the potential for significant growth. We believe the acquisition will provide Bassett with a greater online presence and will allow us to attract more digitally native consumers. We are currently in the process of expanding Noa Home’s North American product assortment and plan to introduce the Noa Home brand in the United States in the fourth quarter of 2023 through a limited geography test.

23 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

In 2018, we added outdoor furniture to our offerings with the acquisition of the Lane Venture brand. Our strategy is to distribute these products outside of our BHF store network through independent sales representatives each of which have a stated geographic territory. Using Lane Venture as a platform, we developed the Bassett Outdoor brand that is only marketed through the BHF store network. This allows Bassett branded products to move from inside the home to outside the home to capitalize on the growing trend of outdoor living. In the second quarter of 2023, we debuted the Bassett Outdoor contract line at the HD Expo Show in Las Vegas targeting the hospitality segment.

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

Company-owned Retail Stores

As we continually monitor the performance of our Company-owned retail store locations, we may occasionally determine that it is necessary to close underperforming stores in certain markets. During 2022, we closed three stores with the operations of one those stores being consolidated into another store in the same market. We are also in the process of closing our northeast clearance center and our store located in Birmingham, Alabama. All of the above-mentioned closures occurred at or near the lease expirations.

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

In 2022, we acquired a 25,000 square foot property in Tampa, Florida. We are in the process of upfitting the space with a planned opening date in the third quarter of 2023.

As of May 27, 2023, we had 59 Corporate-owned stores operating.

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

24 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

Results of Continuing Operations – Periods ended May 27, 2023 compared with the periods ended May 28, 2022:

Consolidated results of continuing operations for the three and six months ended May 27, 2023 and May 28, 2022 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 27, 2023		May 28, 2022		Dollars	Percent	May 27, 2023		May 28, 2022		Dollars	Percent

Net sales of furniture and accessories	$100,519	100.0%	$128,706	100.0%	$(28,187)	-21.9%	$208,217	100.0%	$246,570	100.0%	$(38,353)	-15.6%
Cost of furniture and accessories sold	47,686	47.4%	62,767	48.8%	(15,081)	-24.0%	98,187	47.2%	123,239	50.0%	(25,052)	-20.3%
Gross profit	52,833	52.6%	65,939	51.2%	(13,106)	-19.9%	110,030	52.8%	123,331	50.0%	(13,301)	-10.8%
SG&A expenses	51,366	51.1%	54,927	42.7%	(3,561)	-6.5%	105,861	50.8%	105,841	42.9%	20	0.0%
Gain on revaluation of contingent consideration	1,013	1.0%	-	0.0%	1,013	100.0%	1,013	0.5%	-	0.0%	1,013	100.0%
Income from operations	$2,480	2.5%	$11,012	8.6%	$(8,532)	-77.5%	$5,182	2.5%	$17,490	7.0%	$(12,308)	-70.4%

Analysis of Quarterly Results:

Total sales revenue for the three months ended May 27, 2023 decreased $28,187 or 22% from the prior year period primarily due to a 29% decline in wholesale sales along with a 20% decrease in retail sales through the Company-owned stores, partially offset by the addition of Noa Home in 2023.

Gross margins for the three months ended May 27, 2023 increased 140 basis points from 2022 primarily due to higher margins in the wholesale segment along with the realization during the second quarter of 2023 of deferred gross profit on intercompany sales made during the preceding quarter due to the decline in retail inventory levels since the end of the first quarter.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended May 27, 2023 increased 840 basis points from 2022 primarily due to the deleverage of fixed costs caused by lower sales volumes.

During the second quarter of 2023 we recognized a gain of $1,013 resulting from the write-down of our contingent consideration obligation associated with the acquisition of Noa Home. See Note 3 to the condensed consolidated financial statements.

Analysis of Year-to-Date Results:

Total sales revenue for the six months ended May 27, 2023 decreased $38,353 or 16% from the prior year period primarily due to a 23% decline in wholesale sales along with a 10% decrease in retail sales through the Company-owned stores partially offset by the addition of Noa Home in 2023.

Gross margins for the six months ended May 27, 2023 increased 280 basis points from 2022 primarily due to higher margins in the wholesale segment along with a greater portion of total sales coming from the Company-owned stores retail segment.

SG&A expenses as a percentage of sales for the six months ended May 27, 2023 increased 790 basis points from 2022 primarily due to the deleverage of fixed costs caused by lower sales volumes along with a greater portion of total sales coming from the Company-owned stores retail segment.

During the first half of 2023 we recognized a gain of $1,013 resulting from the write-down of our contingent consideration obligation associated with the acquisition of Noa Home. See Note 3 to the condensed consolidated financial statements.

25 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

Segment Information

Beginning in fiscal 2023, we strategically aligned our business into three reportable segments as defined in ASC 280, Segment Reporting, and as described below:

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

Prior to the beginning of fiscal 2023, the functions included in Corporate and other were included in our wholesale segment reportable segment, and Noa Home was included in our retail reportable segment for the fourth quarter of fiscal 2022 following its acquisition on September 2, 2022. We believe that the new alignment of our reporting segments provides our chief operating decision maker with clearer information with which to assess the operating results of our wholesale segment. Noa Home does not meet the requirements to be a separate reportable segment. The segment information presented below for the three and six months ended May 28, 2022 has been restated to reflect the new alignment of our reportable segments.

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

26 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

	Quarter Ended May 27, 2023
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Consolidated

Net sales of furniture and accessories	$61,774	$60,778	$2,297	$(24,330	)(1)	$-		$100,519
Cost of furniture and accessories sold	42,878	28,647	899	(24,738	)(2)	-		47,686
Gross profit	18,896	32,131	1,398	408		-		52,833
SG&A expense	11,891	31,376	8,347	(248	)(3)	-		51,366
Gain revaluation of contingent consideration	-	-	-	-		1,013	(4)	1,013
Income from operations	$7,005	$755	$(6,949)	$656		$1,013		$2,480

	Quarter Ended May 28, 2022
	Non-GAAP Presentation					GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations	Special Items	Consolidated

Net sales of furniture and accessories	$87,501	$75,620	$-	$(34,415)	$-	$128,706
Cost of furniture and accessories sold	61,149	35,522	-	(33,904)	-	62,767
Gross profit	26,352	40,098	-	(511)	-	65,939
SG&A expense	14,887	32,805	7,549	(314)	-	54,927
Income from operations	$11,465	$7,293	$(7,549)	$(197)	$-	$11,012

	Six Months Ended May 27, 2023
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Consolidated

Net sales of furniture and accessories	$131,658	$125,740	$5,248	$(54,429	)(1)	$-		$208,217
Cost of furniture and accessories sold	91,157	59,232	2,331	(54,533	)(2)	-		98,187
Gross profit	40,501	66,508	2,917	104		-		110,030
SG&A expense	24,502	64,223	17,637	(501	)(3)	-		105,861
Gain revaluation of contingent consideration	-	-	-	-		1,013	(4)	1,013
Income from operations	$15,999	$2,285	$(14,720)	$605		$1,013		$5,182

	Six Months Ended May 28, 2022
	Non-GAAP Presentation						GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Consolidated

Net sales of furniture and accessories	$170,986	$139,727	$-	$(64,143	)(1)	$-	$246,570
Cost of furniture and accessories sold	120,751	65,692	-	(63,204	)(2)	-	123,239
Gross profit	50,235	74,035	-	(939)		-	123,331
SG&A expense	28,568	64,120	13,794	(641	)(3)	-	105,841
Income from operations	$21,667	$9,915	$(13,794)	$(298)		$-	$17,490

27 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
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

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)	Represents the gain resulting from the write-down of the contingent consideration payable on the acquisition of Noa Home.

Wholesale Segment

Results for the wholesale segment for the three and six months ended May 27, 2023 and May 28, 2022 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 27, 2023		May 28, 2022		Dollars	Percent	May 27, 2023		May 28, 2022		Dollars	Percent

Net sales	$61,774	100.0%	$87,501	100.0%	$(25,727)	-29.4%	$131,658	100.0%	$170,986	100.0%	$(39,328)	-23.0%
Gross profit (1)	18,896	30.6%	26,352	30.1%	(7,456)	-28.3%	40,501	30.8%	50,235	29.4%	(9,734)	-19.4%
SG&A expenses	11,891	19.2%	14,887	17.0%	(2,996)	-20.1%	24,502	18.6%	28,568	16.7%	(4,066)	-14.2%
Income from operations	$7,005	11.3%	$11,465	13.1%	$(4,460)	-38.9%	$15,999	12.2%	$21,667	12.7%	$(5,668)	-26.2%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	May 27, 2023				May 28, 2022				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$24,156	$15,912	$40,068	64.9%	$33,838	$23,339	$57,177	65.3%	$(17,109)	-29.9%
Bassett Leather	6,078	255	6,333	10.3%	9,859	11	9,870	11.3%	(3,537)	-35.8%
Bassett Custom Wood	4,201	4,527	8,728	14.1%	5,660	6,671	12,331	14.1%	(3,603)	-29.2%
Bassett Casegoods	3,009	3,636	6,645	10.8%	3,729	4,394	8,123	9.3%	(1,478)	-18.2%
Total	$37,444	$24,330	$61,774	100.0%	$53,086	$34,415	$87,501	100.0%	$(25,727)	-29.4%

	Six Months Ended
	May 27, 2023				May 28, 2022				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$48,659	$35,256	$83,915	63.7%	$65,750	$43,435	$109,185	63.9%	$(25,270)	-23.1%
Bassett Leather	12,883	273	13,156	10.0%	22,821	23	22,844	13.4%	(9,688)	-42.4%
Bassett Custom Wood	9,079	10,467	19,546	14.8%	11,643	12,932	24,575	14.4%	(5,029)	-20.5%
Bassett Casegoods	6,608	8,433	15,041	11.4%	6,629	7,753	14,382	8.4%	659	4.6%
Total	$77,229	$54,429	$131,658	100.0%	$106,843	$64,143	$170,986	100.0%	$(39,328)	-23.0%

28 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended May 27, 2023 decreased $10,665 or 29% from the prior year period due primarily to a 30% decrease in shipments to the open market, a 28% decrease in shipments to our retail store network and a 19% decrease in Lane Venture shipments. Gross margins for the three months ended May 27, 2023 improved 50 basis points over the prior year primarily due to increased margins in our Custom Upholstery business as we were able to recognize a greater portion of previously implemented price increases in current period sales coupled with improved overall product warranty and returns experience and overall lower unit costs as measured on a last-in, first-out (LIFO) basis. These margin improvements were partially offset by lower margins in the Bassett Leather business due to increased product discounting and excess and obsolete reserve charges. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. We expect improved margins over the remainder of 2023. Margins in the Bassett Casegoods business were lower due primarily to realizing the high freight costs incurred during mid-2022 in the income statement for the current period. We expect improved margins over the remainder of 2023. Lastly, margins for Bassett Custom Wood products were lower due to lower sales volume. SG&A expenses as a percentage of sales increased 220 basis points primarily due to reduced leverage of fixed costs from decreased sales.

Analysis of Year-to-Date Results – Wholesale

Net sales for the six months ended May 27, 2023 decreased $39,328 or 23% from the prior year period due primarily to a 29% decrease in shipments to the open market, a 17% decrease in shipments to our retail store network and a 19% decrease in Lane Venture shipments. Gross margins for the six months ended May 27, 2023 improved 240 basis points over the prior year primarily due to increased margins in our Custom Upholstery business as we were able to recognize a greater portion of previously implemented price increases in current period sales coupled with improved overall product warranty and returns experience and overall lower unit costs as measured on a last-in, first-out (LIFO) basis. These margin improvements were partially offset by lower margins in the Bassett Leather business due to increased product discounting and excess and obsolete reserve charges. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings.  Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts.  We expect improved margins over the remainder of 2023.  Margins in the Bassett Casegoods business were lower due primarily to realizing the high freight costs incurred during mid-2022 in the income statement for the current period. We expect improved margins over the remainder of 2023. Lastly, margins for Bassett Custom Wood products were lower due to lower sales volume. SG&A expenses as a percentage of sales increased 190 basis points primarily due to reduced leverage of fixed costs from decreased sales.

Wholesale Backlog

Wholesale backlog at May 27, 2023 was $19,693 as compared to $35,336 at November 26, 2022 and $60,134 at May 28, 2022.

29 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended May 27, 2023 and May 28, 2022 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 27, 2023		May 28, 2022		Dollars	Percent	May 27, 2023		May 28, 2022		Dollars	Percent

Net sales	$60,778	100.0%	$75,620	100.0%	$(14,842)	-19.6%	$125,740	100.0%	$139,727	100.0%	$(13,987)	-10.0%
Gross profit (1)	32,131	52.9%	40,098	53.0%	(7,967)	-19.9%	66,508	52.9%	74,035	53.0%	(7,527)	-10.2%
SG&A expenses	31,376	51.6%	32,805	43.4%	(1,429)	-4.4%	64,223	51.1%	64,120	45.9%	103	0.2%
Income (loss) from operations	$755	1.2%	$7,293	9.6%	$(6,538)	-89.6%	$2,285	1.8%	$9,915	7.1%	$(7,630)	-77.0%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	February 25, 2023		May 28, 2022		Dollars	Percent	May 27, 2023		May 28, 2022		Dollars	Percent

Bassett Custom Upholstery	$34,711	57.1%	$45,376	60.0%	$(10,665)	-23.5%	$70,870	56.4%	$83,194	59.5%	$(12,324)	-14.8%
Bassett Leather	577	0.9%	292	0.4%	285	97.6%	1,071	0.9%	532	0.4%	539	101.3%
Bassett Custom Wood	9,798	16.1%	11,237	14.9%	(1,439)	-12.8%	19,467	15.5%	20,644	14.8%	(1,177)	-5.7%
Bassett Casegoods	7,771	12.8%	9,188	12.2%	(1,417)	-15.4%	17,821	14.2%	17,480	12.5%	341	2.0%
Accessories, mattresses and other (1)	7,921	13.0%	9,527	12.6%	(1,606)	-16.9%	16,511	13.1%	17,877	12.8%	(1,366)	-7.6%
Total	$60,778	100.0%	$75,620	100.0%	$(14,842)	-19.6%	$125,740	100.0%	$139,727	100.0%	$(13,987)	-10.0%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

Analysis of Quarterly Results - Retail

Net sales for the three months ended May 27, 2023 decreased $14,842 or 20% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 17% from the second quarter of 2022. Gross margin for the three months ended May 27, 2023 was essentially flat compared to the prior period as increased promotional activity and lower margins from store closure sales in the current quarter were offset by lower unit costs as measured on a LIFO basis. SG&A expenses as a percentage of sales for the three months ended May 27, 2023 increased 820 basis points primarily due to decreased leverage of fixed costs from lower sales volumes coupled with increased warehousing and delivery costs.

Analysis of Year-to-Date Results - Retail

Net sales for the six months ended May 27, 2023 decreased $13,987 or 10% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 16% from the first half of 2022. Gross margin for the six months ended May 27, 2023 was essentially flat compared to the prior period as increased promotional activity was offset by lower unit costs as measured on a LIFO basis. SG&A expenses as a percentage of sales for the six months ended May 27, 2023 increased 180 primarily due to decreased leverage of fixed costs from lower sales volumes coupled with increased warehousing and delivery costs.

Retail Backlog

Retail backlog at May 27, 2023 was $32,894 compared to $51,041 at November 26, 2022 and $71,073 at May 28, 2022.

30 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

Corporate and Other

Revenues, costs and expenses of corporate and other for the three and six months ended May 27, 2023 and May 28, 2022 are as follows:

	Quarter Ended		Change		Six Months Ended		Change
	May 27, 2023	May 28, 2022	Dollars	Percent	May 27, 2023	May 28, 2022	Dollars	Percent

Net sales	$2,297	$-	$2,297	100.0%	$5,248	$-	$5,248	100.0%
Gross profit	1,398	-	1,398	100.0%	2,917	-	2,917	100.0%
SG&A expenses	8,347	7,549	798	10.6%	17,637	13,794	3,843	27.9%
Net expenses	$(6,949)	$(7,549)	$600	-7.9%	$(14,720)	$(13,794)	$(926)	6.7%

Analysis of Quarterly Results – Corporate and Other

The increases in sales and gross profit over the prior year period were due to the acquisition of Noa Home on September 2, 2022. The $798 increase in SG&A expenses was primarily due to the addition of Noa Home and increased corporate consulting expenses associated with our digital transformation efforts and the development of a new store prototype design partially offset by lower corporate incentive compensation expenses.

Analysis of Year-to-Date Results – Corporate and Other

The increases in sales and gross profit over the prior year period were due to the acquisition of Noa Home on September 2, 2022. The $3,843 increase in SG&A expenses was primarily due to the addition of Noa Home and increased corporate consulting expenses associated with our digital transformation efforts and the development of a new store prototype design partially offset by lower corporate incentive compensation expenses.

Discontinued Operations – Logistical Services

	Quarter Ended		Six Months Ended
	May 28, 2022		May 28, 2022

Logistical services revenue	$-	0.0%	$16,776	100.0%
Cost of logistical services	-	0.0%	15,001	89.4%
Other loss, net	-	0.0%	(63)	-0.4%
Income from discontinued operations before tax	$-	0.0%	$1,712	10.2%

The amounts shown above represent the results of Zenith’s business transactions with third parties. Because the sale of Zenith was closed on the first business day of the second fiscal quarter of 2022, operating results for that period are insignificant.

Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during the six months ended May 28, 2022. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. Upon the sale of Zenith we entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years. We incurred expense for logistical services performed by J.B. Hunt of $6,717 and $14,094 during the three and six months ended May 27, 2023, respectively, and $9,546 for the three and six months ended May 28, 2022, respectively.

31 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Other Income (Loss), Net

Other income (loss), net, for the three and six months ended May 27, 2023 was $64 and $(351), respectively, compared to $(627) and $(1,256) for the three and six months ended May 28, 2022. The net change from the prior year periods was primarily due to higher interest income on our cash equivalents and investments in certificates of deposit.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 18.6% and 27.0% for the three and six months ended May 27, 2023, respectively, and 26.0% for both the three and six months ended May 28, 2022. The effective rates for the three and six months ended May 27, 2023 differ from the federal statutory rate of 21% primarily due to the non-taxable gain on revaluation of contingent consideration associated with the acquisition of Noa Home (see Note 3), increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences. For the three and six months ended May 28, 2022, the effective rates differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax of $522 associated with the non-deductible goodwill written off in connection with the sale of Zenith and included in income tax on discontinued operations.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations for the first half of fiscal 2023 was $6,413 compared to cash used in operations of $8,946 for the first half of fiscal 2022, representing an increase of $15,359 in cash flows from operations. Cash provided by the operating activities of our discontinued operations was $1,681 for the first half of fiscal 2022. Excluding the decline in operating cash flow from discontinued operations, cash flows from continuing operations increased $17,040 for the first half of fiscal 2023 from the prior year period. This increase was primarily the result of significantly lower investment in inventory partially offset by lower income from continuing operations and other changes in working capital.

Our overall cash position declined $7,022 during the first half of 2023 compared to an increase of $37,236 for the first half of 2022, which had included the proceeds from the sale of Zenith. During the first half of fiscal 2023, we spent $7,405 on purchases of property and equipment primarily consisting of expenditures related to our digital transformation project, upfit of the new Tampa, FL store that is expected to open in the third quarter of 2023 and the recently opened Inwood store in Dallas, TX and the remodel of two other stores in the Dallas, TX market. We also paid $2,832 in dividends during the six months ended May 27, 2023, a $14,338 decrease from the corresponding period in 2022 as the prior year included a $1.50 per share special dividend. Finally, we repurchased 209,337 shares spending $3,450 during the current year, a $5,192 decrease compared to the prior period. We expect capital expenditures for the full year to range from $16 million to $19 million. As of May 27, 2023, $22,550 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $72,328 on hand at May 27, 2023, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At May 27, 2023, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the bank credit facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at May 27, 2023 and expect to remain in compliance for the foreseeable future. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

32 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at May 27, 2023 is $108,665 and is included in our accompanying condensed consolidated balance sheet at May 27, 2023. We were contingently liable under a licensee lease obligation guarantee in the amount of $1,897 at May 27, 2023. The remaining term under this lease guarantee extends for five years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores, including a site in Tampa, Florida acquired in 2022 with a planned opening late in fiscal 2023. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $21,027 at May 27, 2023.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 27, 2023.

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

33 of 41

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 27, 2023
(Dollars in thousands except share and per share data)

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $21,027 at May 27, 2023 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,897 which we have guaranteed on behalf of licensees as of May 27, 2023 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At May 27, 2023, the unamortized balance of such right-of-use assets used in continuing operations totaled $92,074. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

34 of 41

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 27, 2023

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended May 27, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 26, 2023 - April 1, 2023	23,341	$18.48	23,341	$23,723
April 2, 2023 - April 29, 2023	51,184	$15.44	51,184	$22,933
April 30, 2023 - May 27, 2023	26,729	$14.34	26,729	$22,550

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At May 27, 2023, $22,550 remained available for share repurchases under the plan.

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

35 of 41

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MAY 27, 2023

(Dollars in thousands except share and per share data)

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

36 of 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/	Robert H. Spilman, Jr.
Robert H. Spilman, Jr., Chairman and Chief Executive Officer
June 29, 2023

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer June 29, 2023

37 of 41