Form 10-Q
period 2023-08-26
BASSETT FURNITURE INDUSTRIES INC
filed 2023-09-28
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2023

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

At September 22, 2023, 8,819,992 shares of common stock of the Registrant were outstanding.

1 of 38

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED AUGUST 26, 2023 AND AUGUST 27, 2022 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022

Net sales of furniture and accessories	$87,217	$118,012	$295,434	$364,582
Cost of furniture and accessories sold	42,173	57,240	140,360	180,479
Gross profit	45,044	60,772	155,074	184,103

Selling, general and administrative expenses	48,848	54,695	154,709	160,536
Gain on sale of real estate	-	4,595	-	4,595
Gain on revaluation of contingent consideration	-	-	1,013	-
Income (loss) from operations	(3,804)	10,672	1,378	28,162

Interest income	923	120	1,644	132
Other loss, net	(309)	(714)	(1,381)	(1,982)
Income (loss) from continuing operations before income taxes	(3,190)	10,078	1,641	26,312

Income tax expense (benefit)	(599)	2,305	711	6,505

Income (loss) from continuing operations	(2,591)	7,773	930	19,807

Discontinued operations:
Income from operations of logistical services	-	-	-	1,712
Gain on disposal (less adjustments)	-	(193)	-	53,061
Income tax expense (benefit)	-	(48)	-	14,261

Income (loss) from discontinued operations, net of tax	-	(145)	-	40,512

Net income (loss)	$(2,591)	$7,628	$930	$60,319

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.30)	$0.84	$0.11	$2.08
Income (loss) from discontinued operations	-	(0.02)	-	4.26
Basic earnings (loss) per share	$(0.30)	$0.82	$0.11	$6.34

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.30)	$0.84	$0.11	$2.08
Income (loss) from discontinued operations	-	(0.02)	-	4.26
Diluted earnings (loss) per share	$(0.30)	$0.82	$0.11	$6.34

Regular dividends per share	$0.18	$0.16	$0.50	$0.44

Special dividend per share	$-	$-	$-	$1.50

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED AUGUST 26, 2023 AND AUGUST 27, 2022 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended
	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022

Net income (loss)	$(2,591)	$7,628	$930	$60,319
Other comprehensive income (loss):
Foreign currency translation adjustments	42	-	(237)	-
Income taxes related to foreign currency translation adjustments	(11)	-	63	-
Amortization associated with Long Term Cash Awards (LTCA)	31	33	98	99
Income taxes related to LTCA	(8)	(8)	(28)	(24)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	-	31	-	93
Income taxes related to SERP	-	(8)	-	(24)

Other comprehensive income (loss), net of tax	54	48	(104)	144

Total comprehensive income (loss)	$(2,537)	$7,676	$826	$60,463

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 26, 2023 AND NOVEMBER 26, 2022

(In thousands)

	(Unaudited)
	August 26, 2023	November 26, 2022
Assets
Current assets
Cash and cash equivalents	$48,012	$61,625
Short-term investments	17,743	17,715
Accounts receivable, net	15,339	17,838
Inventories	66,866	85,477
Recoverable income taxes	3,777	2,353
Other current assets	9,340	11,487
Total current assets	161,077	196,495

Property and equipment, net	84,247	77,001

Deferred income taxes	5,117	5,528
Goodwill and other intangible assets	21,547	21,727
Right of use assets under operating leases	89,993	99,472
Other	7,050	6,050
Total long-term assets	123,707	132,777
Total assets	$369,031	$406,273

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$17,117	$20,359
Accrued compensation and benefits	9,524	12,921
Customer deposits	23,626	35,963
Current portion operating lease obligations	19,608	18,819
Other current liabilites and accrued expenses	12,168	12,765
Total current liabilities	82,043	100,827

Long-term liabilities
Post employment benefit obligations	10,668	9,954
Long-term portion of operating lease obligations	85,875	97,477
Other long-term liabilities	1,668	2,406
Total long-term liabilities	98,211	109,837

Stockholders’ equity
Common stock	43,800	44,759
Retained earnings	145,031	150,800
Additional paid-in capital	-	-
Accumulated other comprehensive income (loss)	(54)	50
Total stockholders' equity	188,777	195,609
Total liabilities and stockholders’ equity	$369,031	$406,273

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 38

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 26, 2023 AND AUGUST 27, 2022 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 26, 2023	August 27, 2022
Operating activities:
Net income	$930	$60,319
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,502	8,732
Gain on disposal of discontinued operations	-	(53,061)
Gain on sale of property and equipment	-	(4,603)
Gain on revaluation of contingent consideration	(1,013)	-
Deferred income taxes	473	(2,856)
Other, net	1,781	1,425
Changes in operating assets and liabilities:
Accounts receivable	2,499	57
Inventories	18,611	(13,677)
Other current assets	(289)	2,961
Right of use assets under operating leases	13,668	15,881
Customer deposits	(12,337)	(11,181)
Accounts payable and other liabilities	(6,586)	1,227
Obligations under operating leases	(14,990)	(17,519)
Net cash provided by (used in) operating activities	10,249	(12,295)

Investing activities:
Purchases of property and equipment	(14,657)	(17,266)
Proceeds from sales of property and equipment	-	8,226
Proceeds from the disposal of discontinued operations, net	1,000	84,534
Other	(1,664)	(1,428)
Net cash provided by (used in) investing activities	(15,321)	74,066

Financing activities:
Cash dividends	(4,406)	(18,734)
Other issuance of common stock	275	340
Repurchases of common stock	(4,056)	(10,263)
Taxes paid related to net share settlement of equity awards	(109)	-
Repayments of finance lease obligations	(208)	(618)
Net cash used in financing activities	(8,504)	(29,275)
Effect of exchange rate changes on cash and cash equivalents	(37)	-
Change in cash and cash equivalents	(13,613)	32,496
Cash and cash equivalents - beginning of period	61,625	34,374
		.
Cash and cash equivalents - end of period	$48,012	$66,870

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
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

On January 31, 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith Freight Lines, LLC (“Zenith”) to J.B. Hunt Transport Services, Inc. (“J.B. Hunt”). The sale was completed on February 28, 2022. Accordingly, the operations of our logistical services segment for the three and nine months ended August 27, 2022 are presented in the accompanying condensed consolidated statements of operations as discontinued operations. See Note 12, Discontinued Operations, for additional information. Costs incurred by Bassett for logistical services performed for Bassett by Zenith were included in selling, general and administrative expenses for the nine months ended August 27, 2022.

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

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 26, 2023 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 26, 2022.

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

7 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Our effective tax rate was 18.8% and 43.3% for the three and nine months ended August 26, 2023, respectively, and 22.8% and 25.6% for the three and nine months ended August 27, 2022, respectively. The effective rate for the three months ended August 26, 2023 differs from the federal statutory rate of 21% primarily due the effect of a change in our estimate of annual pretax income on our anticipated effective rate for the full year, offset by increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences. For the nine months ended August 26, 2023, the effective rate differs from the federal statutory rate primarily due to the non-taxable gain on revaluation of contingent consideration associated with the acquisition of Noa Home (see Note 3), offset by increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences. For the three and nine months ended August 27, 2022, the effective rates differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including those associated with Company-owned life insurance, and a tax of $522 for the nine months ended August 27, 2022 associated with the non-deductible goodwill written off in connection with the sale of Zenith and included in income tax on discontinued operations.

Non-cash Investing and Financing Activity

During the nine months ended August 26, 2023 and August 27, 2022, $6,026 and $6,957, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

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
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

The allocation of the fair value of the acquired business has been based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of the preliminary allocation of the fair value of consideration transferred that are not yet finalized relate to the fair values of certain tangible and intangible assets acquired and the residual goodwill. As of August 26, 2023, there have been no changes to the preliminary allocation of the purchase price (translated into U.S. dollars as of the acquisition date) which is as follows:

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

Subsequent to the acquisition date, the parties concluded that the targets originally set forth by which the Noa Home co-founders were to earn the contingent consideration would likely not be met within the initially anticipated time frame. Therefore, we have agreed to replace the contingent consideration with two fixed payments of C$200 each, the first of which was paid in June of 2023 with the second to be paid in December of 2024. As a result of the write-down of the contingent consideration payable that was recognized at the acquisition date, we recorded a gain of $1,013 for the nine months ended August 26, 2023.

The revenues and results of operations of Noa Home for the three and nine months ended August 26, 2023 were not material. The pro forma impact of the acquisition has not been presented because it was not material to our consolidated results of operations for the three and nine months ended August 27, 2022.

9 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
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

Investments

Our short-term investments of $17,743 and $17,715 at August 26, 2023 and November 26, 2022 consisted of CDs. At August 26, 2023, the CDs had original terms averaging seven months, bearing interest at rates ranging from 0.7% to 5.45%. At August 26, 2023, the weighted average remaining time to maturity of the CDs was approximately six months and the weighted average yield of the CDs was approximately 5.09%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 26, 2023 and November 26, 2022 approximates their fair value.

5. Accounts Receivable

Accounts receivable consists of the following:

	August 26, 2023	November 26, 2022
Gross accounts receivable	$15,791	$19,099
Allowance for doubtful accounts	(452)	(1,261)
Accounts receivable, net	$15,339	$17,838

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

Activity in the allowance for credit losses for the nine months ended August 26, 2023 was as follows:

Balance at November 26, 2022	$1,261
Additions charged to expense	124
Write-offs against allowance	(933)
Balance at August 26, 2023	$452

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
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

6. Inventories

Domestic furniture inventories are valued at the lower of cost, which is determined using the last-in, first-out (LIFO) method, or market. Imported inventories and those applicable to our Lane Venture and Bassett Outdoor lines are valued at the lower of cost, which is determined using the first-in, first-out (FIFO) method, or net realizable value.

Inventories were comprised of the following:

	August 26, 2023	November 26, 2022
Wholesale finished goods	$32,258	$46,607
Work in process	606	620
Raw materials and supplies	19,021	22,859
Retail merchandise	33,048	32,974
Total inventories on first-in, first-out method	84,933	103,060
LIFO adjustment	(11,785)	(12,416)
Reserve for excess and obsolete inventory	(6,282)	(5,167)
	$66,866	$85,477

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 26, 2022	$4,103	$1,064	$5,167
Additions charged to expense	3,228	586	3,814
Write-offs	(2,086)	(613)	(2,699)
Balance at August 26, 2023	$5,245	$1,037	$6,282

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
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

7. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 26, 2023

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(322)	$190

Intangibles not subject to amortization:
Trade names			8,688
Goodwill			12,669
Total goodwill and other intangible assets			$21,547

	November 26, 2022

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(280)	$232

Intangibles not subject to amortization:
Trade names			8,723
Goodwill			12,772
Total goodwill and other intangible assets			$21,727

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Corporate & Other	Total

Balance as of November 26, 2022	$7,217	$-	$5,554	$12,771
Foreign currency translation adjustments	-	-	(102)	(102)
Balance as of August 26, 2023	$7,217	$-	$5,452	$12,669

Accumulated impairment losses at both August 26, 2023 and November 26, 2022 were $3,897.

Due to the decline in the share price of our common stock through the end of the third quarter of 2023, we performed a qualitative analysis of our goodwill as of August 26, 2023 and concluded that it was not more likely than not that the carrying value of our reporting units with goodwill exceeded their fair values.

12 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three and nine months ended August 26, 2023 and August 27, 2022 was as follows:

	Quarter Ended		Nine Months Ended
	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022

Intangible asset amortization expense	$14	$14	$43	$42

Estimated future amortization expense for intangible assets that exist at August 26, 2023 is as follows:

Remainder of fiscal 2023	$14
Fiscal 2024	57
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	5
Fiscal 2028	-
Total	$190

8. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At August 26, 2023, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the bank credit facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at August 26, 2023. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $6,049 and $5,987 as of August 26, 2023 and November 26, 2022, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to certain management employees in the amount of $400 each. The liability for the LTC Awards was $1,350 and $1,275 as of August 26, 2023 and November 26, 2022, respectively.

13 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 26, 2023	November 26, 2022
Accrued compensation and benefits	$698	$698
Post employment benefit obligations	6,701	6,564
Total pension liability	$7,399	$7,262

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 26, 2023 and August 27, 2022 are as follows:

	Quarter Ended		Nine Months Ended
	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Service cost	$7	$9	$20	$27
Interest cost	93	58	278	173
Amortization of prior service costs	31	31	94	94
Amortization of loss	-	33	-	100
Net periodic pension cost	$131	$131	$392	$394

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,645 and $1,616 as of August 26, 2023 and November 26, 2022, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $2,618 and $2,070 as of August 26, 2023 and November 26, 2022, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 26, 2023	November 26, 2022
Accrued compensation and benefits	$296	$296
Post employment benefit obligations	3,967	3,390
Total deferred compensation liability	$4,263	$3,686

14 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 26, 2023 and August 27, 2022 as follows:

	Quarter Ended		Nine Months Ended
	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Deferred compensation expense (benefit)	$166	$(7)	$363	$54

10. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under a licensee lease obligation guarantee in the amounts of $1,906 and $1,880 at August 26, 2023 and November 26, 2022, respectively. The remaining term under this lease guarantee extends for five years.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of this lease guarantee (an estimate of the cost to the Company to perform on the guarantee) at August 26, 2023 and November 26, 2022 was not material.

15 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

11. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended August 26, 2023:

Basic loss per share - continuing operations	$(2,591)	8,736,096	$(0.30)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share - continuing operations	$(2,591)	8,736,096	$(0.30)

For the quarter ended August 27, 2022:

Basic earnings per share - continuing operations	$7,773	9,238,185	$0.84
Add effect of dilutive securities:
Options and restricted shares	-	28,927	-
Diluted earnings per share - continuing operations	$7,773	9,267,112	$0.84

Basic loss per share - discontinued operations	$(145)	9,238,185	$(0.02)
Add effect of dilutive securities:
Options and restricted shares*	-	-	-
Diluted loss per share - discontinued operations	$(145)	9,238,185	$(0.02)

For the nine months ended August 26, 2023:

Basic earnings per share - continuing operations	$930	8,804,718	$0.11
Add effect of dilutive securities:
Restricted shares	-	15,934	-
Diluted earnings per share - continuing operations	$930	8,820,652	$0.11

For the nine months ended August 27, 2022:

Basic earnings per share - continuing operations	$19,807	9,503,937	$2.08
Add effect of dilutive securities:
Options and restricted shares	-	5,688	-
Diluted earnings per share - continuing operations	$19,807	9,509,625	$2.08

Basic earnings per share - discontinued operations	$40,512	9,503,937	$4.26
Add effect of dilutive securities:
Options and restricted shares	-	5,688	-
Diluted earnings per share - discontinued operations	$40,512	9,509,625	$4.26

*Due to the net loss for the period, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

16 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

For the three and nine months ended August 26, 2023 and August 27, 2022, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022

Unvested shares	100,313	15,799	66,113	67,099

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

The sales price was subject to customary post-closing working capital adjustments. For the three and nine months ended August 27, 2022 we recognized a pre-tax gain (less post-closing adjustments) on the sale of $(193) and $53,061, respectively. Upon final settlement of the post-closing adjustments, which were paid in the second half of fiscal 2022, the final pre-tax gain was $52,534.

The operations of our logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of operations as discontinued operations.

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the condensed consolidated statements of operations for the three and nine months ended August 27, 2022:

	Quarter Ended	Nine Months Ended
	August 27, 2022	August 27, 2022
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$-	$16,776
Cost of logistical services	-	15,001
Other loss, net	-	(63)
Income from operations of logistical services	-	1,712
Gain on disposal (less adjustments)	(193)	53,061
Pretax income (loss) of discontinued operations	(193)	54,773
Income tax expense (benefit)	(48)	14,261
Income (loss) from discontinued operations, net of tax	$(145)	$40,512

17 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

The amounts for revenue and costs of logistical services shown above represent the results of Zenith’s business transactions with third parties. Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during the nine months ended August 27, 2022. Upon the sale of Zenith we entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years. We incurred expense for logistical services performed by J.B. Hunt of $6,278 and $21,429 during the three and nine months ended August 26, 2023, respectively, and $10,307 and $19,852 for the three and nine months ended August 27, 2022, respectively.

Included in other loss, net, is interest arising from finance leases assumed by J.B. Hunt as part of the transaction. Such interest amounted to $78 for the nine months ended August 27, 2022.

The following table summarizes the cash flows generated by discontinued operations during the nine months ended August 27, 2022:

Nine Months Ended
August 27, 2022
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

Prior to the beginning of fiscal 2023, the functions included in Corporate and other were included in our wholesale reportable segment, and Noa Home was included in our retail reportable segment for the fourth quarter of fiscal 2022 following its acquisition on September 2, 2022. We believe that the new alignment of our reporting segments provides our chief operating decision maker with clearer information with which to assess the operating results of our wholesale segment. Noa Home does not meet the requirements to be a separate reportable segment as it is below the thresholds of the revenue, income and asset tests. The segment information presented below for the three and nine months ended August 27, 2022 and as of November 26, 2022 has been restated to reflect the new alignment of our reportable segments.

18 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Our former logistical services segment which represented the operations of Zenith is now presented as a discontinued operation in the accompanying condensed consolidated balances sheets and statements of operations (see Note 12).

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Sales Revenue
Wholesale sales of furniture and accessories	$56,660	$78,959	$188,318	$249,945
Less: Sales to retail segment	(23,503)	(31,833)	(77,932)	(95,976)
Wholesale sales to external customers	33,157	47,126	110,386	153,969
Retail sales of furniture and accessories	52,264	70,886	178,004	210,613
Corporate and other	1,796	-	7,044	-
Consolidated net sales of furniture and accessories	$87,217	$118,012	$295,434	$364,582

Income (Loss) from Operations
Wholesale	$6,340	$9,989	$22,339	$31,656
Retail - Company-owned stores	(3,036)	3,889	(751)	13,804
Net expenses - Corporate and other	(7,420)	(7,839)	(22,140)	(21,633)
Inter-company elimination	312	38	917	(260)
Gain on revaluation of contingent consideration	-	-	1,013	-
Gain on sale of real estate	-	4,595	-	4,595
Consolidated	$(3,804)	$10,672	$1,378	$28,162

Depreciation and Amortization
Wholesale	$618	$601	$1,838	$1,774
Retail - Company-owned stores	1,335	1,454	4,167	4,429
Corporate and other	640	613	1,497	1,264
Consolidated	$2,593	$2,668	$7,502	$7,467

Capital Expenditures
Wholesale	$715	$2,108	$2,064	$4,539
Retail - Company-owned stores	4,776	1,468	7,798	9,869
Corporate and other	1,761	1,052	4,795	2,858
Consolidated	$7,252	$4,628	$14,657	$17,266

	As of	As of
	August 26, 2023	November 26, 2022
Identifiable Assets
Wholesale	$102,022	$125,433
Retail - Company-owned stores	157,415	162,222
Corporate and other	109,594	118,618
Consolidated	$369,031	$406,273

See Note 14, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

19 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $23,626 and $35,963 as of August 26, 2023 and November 26, 2022, respectively. Substantially all of the customer deposits held at November 26, 2022 were satisfied during the current year-to-date period and have therefore been recognized in revenue for the nine months ended August 26, 2023.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At August 26, 2023 and November 26, 2022, our balance of prepaid commissions included in other current assets was $2,374 and $3,768, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and nine months ended August 26, 2023 and August 27, 2022, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	August 26, 2023				August 27, 2022
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$19,985	$30,177	$-	$50,162	$30,885	$39,054	$-	$69,939
Bassett Leather	6,743	337	-	7,080	6,290	867	-	7,157
Bassett Custom Wood	3,564	7,697	-	11,261	5,564	11,357	-	16,921
Bassett Casegoods	2,865	7,027	-	9,892	4,387	10,404	-	14,791
Accessories, mattresses and other (1)	-	7,026	1,796	8,822	-	9,204	-	9,204
Consolidated net sales of furniture and accessories	$33,157	$52,264	$1,796	$87,217	$47,126	$70,886	$-	$118,012

	Nine Months Ended
	August 26, 2023				August 27, 2022
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$68,641	$101,047	$-	$169,688	$96,636	$122,248	$-	$218,884
Bassett Leather	19,630	1,408	-	21,038	29,111	1,399	-	30,510
Bassett Custom Wood	12,642	27,164	-	39,806	17,207	32,001	-	49,208
Bassett Casegoods	9,473	24,848	-	34,321	11,015	27,884	-	38,899
Accessories, mattresses and other (1)	-	23,537	7,044	30,581	-	27,081	-	27,081
Consolidated net sales of furniture and accessories	$110,386	$178,004	$7,044	$295,434	$153,969	$210,613	$-	$364,582

(1) Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2) Our Corporate and other segment for the three and nine months ended August 26, 2023 includes the sales of Noa Home, which was acquired on September 2, 2022 (see Note 3).

20 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and nine months ended August 26, 2023 and August 27, 2022:

	Quarter Ended		Nine Months Ended

	August 26, 2023	August 27, 2022	August 26, 2023	August 27, 2022
Common Stock:
Beginning of period	$43,900	$46,396	$44,759	$48,811
Issuance of common stock	101	98	288	222
Purchase and retirement of common stock	(201)	(430)	(1,247)	(2,969)
End of period	$43,800	$46,064	$43,800	$46,064
Common Shares Issued and Outstanding:
Beginning of period	8,779,912	9,279,268	8,951,839	9,762,125
Issuance of common stock	19,996	19,568	57,406	44,544
Purchase and retirement of common stock	(40,143)	(86,096)	(249,480)	(593,929)
End of period	8,759,765	9,212,740	8,759,765	9,212,740
Additional Paid-in Capital:
Beginning of period	$-	$-	$-	$113
Issuance of common stock	(2)	65	(12)	117
Purchase and retirement of common stock	(210)	(207)	(624)	(629)
Stock based compensation	212	142	636	399
End of period	$-	$-	$-	$-
Retained Earnings:
Beginning of period	$149,393	$145,471	$150,800	$115,631
Net income (loss) for the period	(2,591)	7,628	930	60,319
Purchase and retirement of common stock	(196)	(982)	(2,293)	(6,663)
Cash dividends declared	(1,575)	(1,564)	(4,406)	(18,734)
End of period	$145,031	$150,553	$145,031	$150,553
Accumulated Other Comprehensive Loss:
Beginning of period	$(108)	$(1,726)	$50	$(1,823)
Cumulative translation adjustments, net of tax	31	-	(174)	-
Amortization of pension costs, net of tax	23	48	70	145
End of period	$(54)	$(1,678)	$(54)	$(1,678)

The balance of cumulative translation adjustments, net of tax, was a net loss of $378 and $204 at August 26, 2023 and November 26, 2022, respectively.

21 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 26, 2023
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

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of August 26, 2023 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

22 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
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

•	competitive conditions in the home furnishings industry

•	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

•	ability of our customers and consumers to obtain affordable credit due to rising interest rates

•	inflation and rising interest rates and resulting impacts on financial market prices of equity securities

•	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings

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

You should keep in mind that any forward-looking statement made by us in this report or elsewhere speaks only as of the date on which such forward-looking statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this discussion after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this report or elsewhere might not occur.

23 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We also sell our products through our newly-redesigned website at www.bassettfurniture.com. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 121-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 89 BHF stores at August 26, 2023, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Digital outreach strategies have become the primary vehicle for brand advertising and customer acquisition. As a result, we have been engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes. During fiscal 2022, we implemented a comprehensive Product Information Management system which allows us to enhance and standardize our product development and data management and governance processes. This results in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions. We also introduced a new web platform in August of 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. We believe the new website will result in increased web and store traffic and e-commerce sales. Early feedback from customers and in-store designers has been positive and the Company looks forward to utilizing the new navigation features, coupled with fresh brand imagery, to drive an enhanced user experience. While we have made it easier to purchase on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities. Through August 26, 2023, we have spent approximately $4,200 in capital and consulting on the implementation of the new website.

During the fourth quarter of fiscal 2022 we acquired Noa Home (see Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. With a lean staffing model, the Noa Home team has built an operational blueprint that has the potential for significant growth. We believe the acquisition will provide Bassett with a greater online presence and will allow us to attract more digitally native consumers. We are currently in the process of expanding Noa Home’s product assortment and categories offered on the Canadian website. In August, we introduced the Noa Home brand in the United States and will begin advertising in select markets during the fourth quarter of 2023.

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

24 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom bedroom and dining offerings. Late in the third quarter of fiscal 2022, we purchased a facility which we had formerly leased in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture. With the purchase, we also obtained two additional buildings which have allowed us to expand our footprint at that facility.

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

Company-owned Retail Stores

As we continually monitor the performance of our Company-owned retail store locations, we may occasionally determine that it is necessary to close underperforming stores in certain markets. During 2022, we closed three stores with the operations of one those stores being consolidated into another store in the same market. During the third quarter of 2023 we closed our northeast clearance center and our store located in Birmingham, Alabama. All of the above-mentioned closures occurred at or near the lease expirations.

We also may occasionally identify opportunities to enhance our presence in existing markets by relocating stores to better locations within the same market. During 2022, we sold the store property of one of our Houston, Texas locations and leased a new 9,600 square foot store property in a more upscale shopping area in the vicinity of the former location. We are in the process of upfitting the store and expect to open in early 2024. During late 2022 at the end of the lease term, we closed our Dallas, Texas store located at the intersection of McKinney and Knox streets. We opened a new 11,600 square foot store in the nearby iconic Inwood Village shopping center during the first quarter of 2023.

In 2022, we acquired a 25,000 square foot property in Tampa, Florida. We are in the process of upfitting the space with a planned opening date in the fourth quarter of 2023.

As of August 26, 2023, we had 57 Corporate-owned stores operating.

Sale of the Assets of Zenith Freight Lines, LLC

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith, to J.B. Hunt and the transaction was completed at the beginning of the second quarter of fiscal 2022. As a result of the sale, the operations of our former logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of operations and in the following discussion as discontinued operations (see Note 12 to the Condensed Consolidated Statements of Income).

25 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Results of Continuing Operations – Periods ended August 26, 2023 compared with the periods ended August 27, 2022:

Consolidated results of continuing operations for the three and nine months ended August 26, 2023 and August 27, 2022 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 26, 2023		August 27, 2022		Dollars	Percent	August 26, 2023		August 27, 2022		Dollars	Percent

Net sales of furniture and accessories	$87,217	100.0%	$118,012	100.0%	$(30,795)	-26.1%	$295,434	100.0%	$364,582	100.0%	$(69,148)	-19.0%
Cost of furniture and accessories sold	42,173	48.4%	57,240	48.5%	(15,067)	-26.3%	140,360	47.5%	180,479	49.5%	(40,119)	-22.2%
Gross profit	45,044	51.6%	60,772	51.5%	(15,728)	-25.9%	155,074	52.5%	184,103	50.5%	(29,029)	-15.8%
SG&A expenses	48,848	56.0%	54,695	46.3%	(5,847)	-10.7%	154,709	52.4%	160,536	44.0%	(5,827)	-3.6%
Gain on sale of real estate	-	0.0%	4,595	3.9%	(4,595)	-100.0%	-	0.0%	4,595	1.3%	(4,595)	-100.0%
Gain on revaluation of contingent consideration	-	0.0%	-	0.0%	-	100.0%	1,013	0.3%	-	0.0%	1,013	100.0%
Income (loss) from operations	$(3,804)	-4.4%	$10,672	9.0%	$(14,476)	-135.6%	$1,378	0.5%	$28,162	7.8%	$(26,784)	-95.1%

Analysis of Quarterly Results:

Total sales revenue for the three months ended August 26, 2023 decreased $30,795 or 26% from the prior year period due to a 28% decline in wholesale sales along with a 23% decrease in retail sales through the Company-owned stores, partially offset by the addition of Noa Home in 2023.

Gross margins for the three months ended August 26, 2023 are materially unchanged from the prior year period.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended August 26, 2023 increased 970 basis points from 2022 primarily due to the deleverage of fixed costs caused by lower sales volumes.

During the three months ended August 27, 2022 we recognized a gain of $4,595 from the sale of the real estate at a former retail location in Houston, Texas.

Analysis of Year-to-Date Results:

Total sales revenue for the nine months ended August 26, 2023 decreased $69,148 or 19% from the prior year period primarily due to a 25% decline in wholesale sales along with a 16% decrease in retail sales through the Company-owned stores partially offset by the addition of Noa Home in 2023.

Gross margins for the nine months ended August 26, 2023 increased 200 basis points from 2022 primarily due to higher-margin retail sales constituting a larger share of total sales in 2023 as compared to the prior year period coupled with margin improvement in the wholesale segment.

SG&A expenses as a percentage of sales for the nine months ended August 26, 2023 increased 830 basis points from 2022 primarily due to the deleverage of fixed costs caused by lower sales volumes.

During the nine months ended August 26, 2023 we recognized a gain of $1,013 resulting from the write-down of our contingent consideration obligation associated with the acquisition of Noa Home. See Note 3 to the condensed consolidated financial statements. During the nine months ended August 27, 2022 we recognized a gain of $4,595 from the sale of the real estate at a former retail location in Houston, Texas.

26 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
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

Prior to the beginning of fiscal 2023, the functions included in Corporate and other were included in our wholesale reportable segment, and Noa Home was included in our retail reportable segment for the fourth quarter of fiscal 2022 following its acquisition on September 2, 2022. We believe that the new alignment of our reporting segments provides our chief operating decision maker with clearer information with which to assess the operating results of our wholesale segment. Noa Home does not meet the requirements to be a separate reportable segment. The segment information presented below for the three and nine months ended August 27, 2022 has been restated to reflect the new alignment of our reportable segments.

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

27 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

	Quarter Ended August 26, 2023
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations			Special Items	Consolidated

Net sales of furniture and accessories	$56,660	$52,264	$1,796	$(23,503	) (	1)	$-	$87,217
Cost of furniture and accessories sold	39,536	25,318	881	(23,562	) (	2)	-	42,173
Gross profit	17,124	26,946	915	59			-	45,044
SG&A expense	10,784	29,982	8,335	(253	) (	3)	-	48,848
Income (loss) from operations	$6,340	$(3,036)	$(7,420)	$312			$-	$(3,804)

	Quarter Ended August 27, 2022
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations			Special Items		Consolidated

Net sales of furniture and accessories	$78,959	$70,886	$-	$(31,833	) (	1)	$-		$118,012
Cost of furniture and accessories sold	54,446	34,324	-	(31,530	) (	2)	-		57,240
Gross profit	24,513	36,562	-	(303)			-		60,772
SG&A expense	14,524	32,673	7,839	(341	) (	3)	-		54,695
Gain on sale of real estate	-	-	-	-			4,595	(4)	4,595
Income from operations	$9,989	$3,889	$(7,839)	$38			$4,595		$10,672

	Nine Months Ended August 26, 2023
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations			Special Items		Consolidated

Net sales of furniture and accessories	$188,318	$178,004	$7,044	$(77,932	) (	1)	$-		$295,434
Cost of furniture and accessories sold	130,693	84,550	3,212	(78,095	) (	2)	-		140,360
Gross profit	57,625	93,454	3,832	163			-		155,074
SG&A expense	35,286	94,205	25,972	(754	) (	3)	-		154,709
Gain revaluation of contingent consideration	-	-	-	-			1,013	(5)	1,013
Income from operations	$22,339	$(751)	$(22,140)	$917			$1,013		$1,378

	Nine Months Ended August 27, 2022
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations			Special Items		Consolidated

Net sales of furniture and accessories	$249,945	$210,613	$-	$(95,976	) (	1)	$-		$364,582
Cost of furniture and accessories sold	175,197	100,016	-	(94,734	) (	2)	-		180,479
Gross profit	74,748	110,597	-	(1,242)			-		184,103
SG&A expense	43,092	96,793	21,633	(982	) (	3)	-		160,536
Gain on sale of real estate	-	-	-	-			4,595	(4)	4,595
Income from operations	$31,656	$13,804	$(21,633)	$(260)			$-		$28,162

28 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
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

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)	Represents the gain on the sale of the real estate at a former retail location.
(5)	Represents the gain resulting from the write-down of the contingent consideration payable on the acquisition of Noa Home.

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 26, 2023 and August 27, 2022 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 26, 2023		August 27, 2022		Dollars	Percent	August 26, 2023		August 27, 2022		Dollars	Percent

Net sales	$56,660	100.0%	$78,959	100.0%	$(22,299)	-28.2%	$188,318	100.0%	$249,945	100.0%	$(61,627)	-24.7%
Gross profit (1)	17,124	30.2%	24,513	31.0%	(7,389)	-30.1%	57,625	30.6%	74,748	29.9%	(17,123)	-22.9%
SG&A expenses	10,784	19.0%	14,524	18.4%	(3,740)	-25.8%	35,286	18.7%	43,092	17.2%	(7,806)	-18.1%
Income from operations	$6,340	11.2%	$9,989	12.7%	$(3,649)	-36.5%	$22,339	11.9%	$31,656	12.7%	$(9,317)	-29.4%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	August 26, 2023				August 27, 2022				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$19,985	$15,170	$35,155	62.0%	$30,885	$20,641	$51,526	65.3%	$(16,371)	-31.8%
Bassett Leather	6,743	278	7,021	12.4%	6,290	24	6,314	8.0%	707	11.2%
Bassett Custom Wood	3,564	4,564	8,128	14.3%	5,564	5,995	11,559	14.6%	(3,431)	-29.7%
Bassett Casegoods	2,865	3,491	6,356	11.2%	4,387	5,173	9,560	12.1%	(3,204)	-33.5%
Total	$33,157	$23,503	$56,660	100.0%	$47,126	$31,833	$78,959	100.0%	$(22,299)	-28.2%

	Nine Months Ended
	August 26, 2023				August 27, 2022				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$68,641	$50,427	$119,068	63.2%	$96,636	$64,075	$160,711	64.3%	$(41,643)	-25.9%
Bassett Leather	19,630	550	20,180	10.7%	29,111	48	29,159	11.7%	(8,979)	-30.8%
Bassett Custom Wood	12,642	15,031	27,673	14.7%	17,207	18,927	36,134	14.5%	(8,461)	-23.4%
Bassett Casegoods	9,473	11,924	21,397	11.4%	11,015	12,926	23,941	9.6%	(2,544)	-10.6%
Total	$110,386	$77,932	$188,318	100.0%	$153,969	$95,976	$249,945	100.0%	$(61,627)	-24.7%

29 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended August 26, 2023 decreased $22,299 or 28% from the prior year period due primarily to a 25% decrease in shipments to the open market, a 28% decrease in shipments to our retail store network and a 32% decrease in Lane Venture shipments. Gross margins for the three months ended August 26, 2023 declined 80 basis points from the prior year primarily due to lower margins in the Bassett Leather business due to increased product discounting and excess and obsolete reserve charges, partially offset by increased margins in our Custom Upholstery business as we were able to recognize a greater portion of previously implemented price increases in current period sales coupled with overall lower unit costs as measured on a last-in, first-out (LIFO) basis. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. We expect improved margins in fiscal 2024. Lastly, margins for Bassett Custom Wood products were lower due to lower sales volume. SG&A expenses as a percentage of sales increased 60 basis points primarily due to reduced leverage of fixed costs from decreased sales.

Analysis of Year-to-Date Results – Wholesale

Net sales for the nine months ended August 26, 2023 decreased $61,627 or 25% from the prior year period due primarily to a 28% decrease in shipments to the open market, a 21% decrease in shipments to our retail store network and a 23% decrease in Lane Venture shipments. Gross margins for the nine months ended August 26, 2023 improved 70 basis points over the prior year primarily due to increased margins in our Custom Upholstery business as we were able to recognize a greater portion of previously implemented price increases in current period sales coupled with improved overall product warranty and returns experience and overall lower unit costs as measured on a last-in, first-out (LIFO) basis. These margin improvements were partially offset by lower margins in the Bassett Leather business due to increased product discounting and excess and obsolete reserve charges. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. We expect improved margins in fiscal 2024. Margins in the Bassett Casegoods business were lower due primarily to realizing the high freight costs incurred during mid-2022 in the results of operations for the current period. Margins improved in the third quarter of 2023 and we expect more improvement in the fiscal fourth quarter of 2023. Lastly, margins for Bassett Custom Wood products were lower due to lower sales volume. SG&A expenses as a percentage of sales increased 150 basis points primarily due to reduced leverage of fixed costs from decreased sales.

Wholesale Backlog

Wholesale backlog at August 26, 2023 was $19,895 as compared to $35,336 at November 26, 2022 and $41,693 at August 27, 2022.

30 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended August 26, 2023 and August 27, 2022 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 26, 2023		August 27, 2022		Dollars	Percent	August 26, 2023		August 27, 2022		Dollars	Percent

Net sales	$52,264	100.0%	$70,886	100.0%	$(18,622)	-26.3%	$178,004	100.0%	$210,613	100.0%	$(32,609)	-15.5%
Gross profit (1)	26,946	51.6%	36,562	51.6%	(9,616)	-26.3%	93,454	52.5%	110,597	52.5%	(17,143)	-15.5%
SG&A expenses	29,982	57.4%	32,673	46.1%	(2,691)	-8.2%	94,205	52.9%	96,793	46.0%	(2,588)	-2.7%
Income (loss) from operations	$(3,036)	-5.8%	$3,889	5.5%	$(6,925)	-178.1%	$(751)	-0.4%	$13,804	6.6%	$(14,555)	-105.4%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 26, 2023		August 27, 2022		Dollars	Percent	August 26, 2023		August 27, 2022		Dollars	Percent

Bassett Custom Upholstery	$30,177	57.7%	$39,054	55.1%	$(8,877)	-22.7%	$101,047	56.8%	$122,248	58.0%	$(21,201)	-17.3%
Bassett Leather	337	0.6%	867	1.2%	(530)	-61.1%	1,408	0.8%	1,399	0.7%	9	0.6%
Bassett Custom Wood	7,697	14.7%	11,357	16.0%	(3,660)	-32.2%	27,164	15.3%	32,001	15.2%	(4,837)	-15.1%
Bassett Casegoods	7,027	13.4%	10,404	14.7%	(3,377)	-32.5%	24,848	14.0%	27,884	13.2%	(3,036)	-10.9%
Accessories, mattresses and other (1)	7,026	13.4%	9,204	13.0%	(2,178)	-23.7%	23,537	13.2%	27,081	12.9%	(3,544)	-13.1%
Total	$52,264	100.0%	$70,886	100.0%	$(18,622)	-26.3%	$178,004	100.0%	$210,613	100.0%	$(32,609)	-15.5%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

Analysis of Quarterly Results - Retail

Net sales for the three months ended August 26, 2023 decreased $18,622 or 26% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 13% from the third quarter of 2022. Gross margin for the three months ended August 26, 2023 was essentially flat compared to the prior period as lower margins from store closure sales in the current quarter were offset by improved margins on in-line goods. SG&A expenses as a percentage of sales for the three months ended August 26, 2023 increased 1,130 basis points primarily due to decreased leverage of fixed costs from lower sales volumes coupled with increased advertising, warehousing and delivery costs.

Analysis of Year-to-Date Results - Retail

Net sales for the nine months ended August 26, 2023 decreased $32,609 or 16% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 15% from the first nine months of 2022. Gross margin for the nine months ended August 26, 2023 was essentially flat compared to the prior period as lower margins from store closure sales in the current year were offset by improved margins on in-line goods and lower unit costs as measured on a LIFO basis. SG&A expenses as a percentage of sales for the nine months ended August 26, 2023 increased 690 primarily due to decreased leverage of fixed costs from lower sales volumes coupled with increased advertising and warehousing and delivery costs.

Retail Backlog

Retail backlog at August 26, 2023 was $32,702 compared to $51,041 at November 26, 2022 and $59,981 at August 27, 2022.

31 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Corporate and Other

Revenues, costs and expenses of corporate and other for the three and nine months ended August 26, 2023 and August 27, 2022 are as follows:

	Quarter Ended		Change		Nine Months Ended		Change
	August 26, 2023	August 27, 2022	Dollars	Percent	August 26, 2023	August 27, 2022	Dollars	Percent

Net sales	$1,796	$-	$1,796	100.0%	$7,044	$-	$7,044	100.0%
Gross profit	915	-	915	100.0%	3,832	-	3,832	100.0%
SG&A expenses	8,335	7,839	496	6.3%	25,972	21,633	4,339	20.1%
Net expenses	$(7,420)	$(7,839)	$419	-5.3%	$(22,140)	$(21,633)	$(507)	2.3%

Analysis of Quarterly Results – Corporate and Other

The increases in sales and gross profit over the prior year period were due to the acquisition of Noa Home on September 2, 2022. The $496 increase in SG&A expenses was primarily due to the addition of Noa Home partially offset by decreased corporate spending associated with incentive compensation and national advertising.

Analysis of Year-to-Date Results – Corporate and Other

The increases in sales and gross profit over the prior year period were due to the acquisition of Noa Home on September 2, 2022. The $4,339 increase in SG&A expenses was primarily due to the addition of Noa Home and increased corporate consulting expenses associated with our digital transformation efforts and the development of a new store prototype design partially offset by lower corporate incentive compensation expenses.

Discontinued Operations – Logistical Services

	Quarter Ended		Nine Months Ended
	August 27, 2022		August 27, 2022

Logistical services revenue	$-	0.0%	$16,776	100.0%
Cost of logistical services	-	0.0%	15,001	89.4%
Other loss, net	-	0.0%	(63)	-0.4%
Income from discontinued operations before tax	$-	0.0%	$1,712	10.2%

The amounts shown above represent the results of Zenith’s business transactions with third parties. Because the sale of Zenith was closed on the first business day of the second fiscal quarter of 2022, operating results for that period are insignificant.

Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during the nine months ended August 27, 2022. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Upon the sale of Zenith we entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years. We incurred expense for logistical services performed by J.B. Hunt of $6,278 and $21,429 during the three and nine months ended August 26, 2023, respectively, and $10,307 and $19,852 for the three and nine months ended August 27, 2022, respectively.

32 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Other Items Affecting Net Income (Loss)

Interest Income

Interest income for the three and nine months ended August 26, 2023 was $923 and $1,644, respectively, compared to $120 and $132 for the three and nine months ended August 27, 2022. The net change from the prior year periods was primarily due to higher interest income on our cash equivalents and investments in certificates of deposit, along with the increase in invested cash following the sale of Zenith at the beginning of the second quarter of fiscal 2022.

Other Income (Loss), Net

Other loss, net, for the three and nine months ended August 26, 2023 was $309 and $1,381, respectively, compared to $714 and $1,982 for the three and nine months ended August 27, 2022. The net change from the prior year periods was primarily due to lower costs associated with Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 18.8% and 43.3% for the three and nine months ended August 26, 2023, respectively, and 22.8% and 25.6% for the three and nine months ended August 27, 2022, respectively. The effective rate for the three months ended August 26, 2023 differs from the federal statutory rate of 21% primarily due to the effect of a change in our estimate of annual pretax income on our anticipated effective rate for the full year, offset by increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences. For the nine months ended August 26, 2023, the effective rate differs from the federal statutory rate primarily due to the non-taxable gain on revaluation of contingent consideration associated with the acquisition of Noa Home, increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences. For the three and nine months ended August 27, 2022, the effective rates differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences, including tax of $522 associated with the non-deductible goodwill written off in connection with the sale of Zenith and included in income tax on discontinued operations.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations for the first nine months of fiscal 2023 was $10,250 compared to cash used in operations of $12,295 for the first nine months of fiscal 2022, representing an increase of $22,545 in cash flows from operations. Cash provided by the operating activities of our discontinued operations was $1,681 for the first nine months of fiscal 2022. Excluding the decline in operating cash flow from discontinued operations, cash flows from continuing operations increased $24,226 for the first nine months of fiscal 2023 from the prior year period. This increase was primarily the result of significantly lower investment in inventory partially offset by lower income from continuing operations and other changes in working capital.

Our overall cash position declined $13,613 during the first nine months of 2023 compared to an increase of $32,496 for the first nine months of 2022, which had included the proceeds from the sale of Zenith. During the first nine months of fiscal 2023, we spent $14,657 on purchases of property and equipment primarily consisting of expenditures related to our digital transformation project, upfit of the new Tampa, Florida store that is expected to open in the fourth quarter of 2023, the opening of the Inwood Village store in Dallas, Texas, the remodel of the Austin, Texas store and the remodeling of two other stores in the Dallas, Texas market. We also paid $4,407 in dividends during the nine months ended August 26, 2023, a $14,327 decrease from the corresponding period in 2022 as the prior year included a $1.50 per share special dividend. Finally, we repurchased 249,480 shares spending $4,056 during the current year, a $6,207 decrease compared to the prior period. We expect capital expenditures for the full year to range from $17 million to $19 million. As of August 26, 2023, $21,943 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $65,755 on hand at August 26, 2023, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

33 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At August 26, 2023, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. The line bears interest at the One-Month Term SOFR plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the bank credit facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

We were in compliance with these covenants at August 26, 2023. The credit facility will mature on January 27, 2025, at which time any amounts outstanding under the facility will be due.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at August 26, 2023 is $105,900 and is included in our accompanying condensed consolidated balance sheet at August 26, 2023. We were contingently liable under a licensee lease obligation guarantee in the amount of $1,906 at August 26, 2023. The remaining term under this lease guarantee extends for five years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores, including a site in Tampa, Florida acquired in 2022 with a planned opening late in fiscal 2023. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $20,905 at August 26, 2023.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 26, 2023.

34 of 38

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $20,905 at August 26, 2023 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,906 which we have guaranteed on behalf of licensees as of August 26, 2023 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At August 26, 2023, the unamortized balance of such right-of-use assets used in continuing operations totaled $89,617. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

35 of 38

PART II - OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended August 26, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 28, 2023 - July 1, 2023	24,100	$14.29	24,100	$22,205
July 2, 2023 - July 29, 2023	16,043	$16.37	16,043	$21,943
July 30, 2023 - August 26, 2023	-	$-	-	$21,943

(1) The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At August 26, 2023, $21,943 remained available for share repurchases under the plan.

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31b – Chief Financial Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32a – Chief Executive Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32b – Chief Financial Officer’s certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

36 of 38

PART II - OTHER INFORMATION
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 26, 2023
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
September 28, 2023

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
September 28, 2023

38 of 38