Form 10-K
period 2023-11-25
BASSETT FURNITURE INDUSTRIES INC
filed 2024-01-25
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 25, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                                                                                                                   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                                            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 27, 2023 was $111,906,463.

The number of shares of the Registrant’s common stock outstanding on January 19, 2024 was 8,811,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be held March 6, 2024, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2023, 2022 and 2021 mean the fiscal years ended November 25,2023, November 26, 2022 and November 27, 2021. All three years contained 52 weeks.

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

●	competitive conditions in the home furnishings industry

●	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

●	ability of our customers and consumers to obtain affordable credit due to increased interest rates

●	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings

●

ability to implement our Company-owned retail strategies and realize the benefits from such strategies, including our initiatives to expand and improve our digital marketing and advertising capabilities, as they are implemented

●	the risk that we may not achieve the strategic benefits of our acquisition of Noa Home Inc. (“Noa Home”)

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

PART I

ITEM 1.         BUSINESS

(dollar amounts in thousands except per share data)

General

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We also sell our products through our newly redesigned website at www.bassettfurniture.com. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 121-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 87 BHF stores at November 25, 2023, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Digital outreach strategies have become the primary vehicle for brand advertising and customer acquisition. As a result, we have been engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes. During fiscal 2022, we implemented a comprehensive Product Information Management system which allows us to enhance and standardize our product development and data management and governance processes. This results in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions. We also introduced a new web platform in August of 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. We plan to implement several enhancements to the site in 2024 that will improve the overall customer experience and brand presentation. While we have made it easier to purchase on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities. We spent over $4 million on developing and implementing the new website in 2023.

During the fourth quarter of fiscal 2022 we acquired Noa Home (see Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. With a lean staffing model, the Noa Home team has built an operational blueprint that has the potential for significant growth. We believe the acquisition will provide Bassett with a greater online presence and will allow us to attract more digitally native consumers. We are currently in the process of expanding Noa Home’s product assortment and categories offered on the Canadian website. In August of 2023, we introduced the Noa Home brand in the United States.

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

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom bedroom and dining offerings. In 2022, we purchased a facility which we had formerly leased in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture.

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

Operating Segments

We have strategically aligned our business into three reportable segments:

●	Wholesale
●	Retail—Company-owned stores
●	Corporate and other

Wholesale Segment Overview

The wholesale segment is involved principally in the design, manufacturing and sourcing of furniture products that are distributed through our BHF store network (both Company-owned and licensee-owned stores) and various independent retailers. The wholesale furniture industry is very competitive and there are a large number of manufacturers both within and outside the United States who compete in the market on the basis of product quality, price, style, delivery and service. Additionally, many retailers source imported product directly, thus bypassing domestic furniture manufacturers and wholesale importers. We believe that we can be successful in the current competitive environment because our products represent excellent value combining attractive prices, quality and styling, prompt delivery, and superior service.

Wholesale shipments by category for the last three fiscal years, excluding intercompany sales to our retail segment, are summarized below:

	2023				2022				2021
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$89,005	$66,363	$155,368	62.4%	$124,565	$82,437	$207,002	63.8%	$105,445	$69,533	$174,978	59.2%
Bassett Leather	26,701	1,171	27,872	11.2%	35,953	76	36,029	11.1%	36,157	61	36,218	12.3%
Bassett Custom Wood	17,357	20,070	37,427	15.0%	22,534	24,764	47,298	14.6%	24,079	24,066	48,145	16.3%
Bassett Casegoods	12,329	15,915	28,244	11.3%	15,628	18,612	34,240	10.5%	17,378	18,610	35,988	12.2%
Total	$145,392	$103,519	$248,911	100.0%	$198,680	$125,889	$324,569	100.0%	$183,059	$112,270	$295,329	100.0%

Approximately 22% of our 2023 and 2022 wholesale sales were of imported product compared to 24% in 2020. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $18,478 at November 25, 2023 and $35,336 at November 26, 2022.

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

Retail Segment Overview – Company-Owned Retail Stores

The retail—Company-owned stores segment consists of 56 BHF stores that provide consumers with a friendly and casual environment for buying furniture and accessories. The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores, single-vendor branded retailers and on-line retailers. As a whole, our store network which includes 31 licensee-owned stores, ranks in the top 30 in retail furniture sales in the United States. The following table shows the number of Company-owned stores by state at November 25, 2023:

	Number of		Number of
State	Stores	State	Stores
Arizona	3	Nevada	1
Arkansas	1	New Jersey	2
California	2	New York	4
Connecticut	3	North Carolina	5
Delaware	1	Ohio	2
Florida	4	Oklahoma	1
Georgia	3	Pennsylvania	2
Kentucky	1	South Carolina	1
Maryland	3	Tennessee	1
Massachusetts	1	Texas	10
Missouri	1	Virginia	4
		Total	56

Net sales for our Company-owned retail stores by major product category for the last three fiscal years are summarized below:

	2023		2022		2021

Bassett Custom Upholstery	$134,000	56.8%	$163,755	57.4%	$139,527	56.3%
Bassett Leather	1,951	0.8%	1,707	0.6%	226	0.1%
Bassett Custom Wood	36,732	15.6%	43,208	15.2%	30,931	12.5%
Bassett Casegoods	32,252	13.7%	40,146	14.1%	42,658	17.2%
Accessories, mattresses & other (1)	31,005	13.1%	36,303	12.7%	34,485	13.9%

Total	$235,940	100.0%	$285,119	100.0%	$247,827	100.0%

(1)	Includes sales of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Customer acquisition resulting from our digital outreach strategies has increased our traffic to the website and our online orders. Digital advertising continued to dominate our marketing expenditures in 2023 as compared to traditional television and direct mail advertising. We plan to continue with increased levels of spending on digital advertising and outreach during 2024.

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

Corporate and Other

Corporate and other includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segment, Noa Home, acquired in late 2022.

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

Human Capital

We employed 1,389 people as of November 25, 2023. Our associate count represents a decrease of 172 from a year ago, 135 due to headcount reductions in our manufacturing facilities in response to business conditions, 22 primarily attributable to the reduction in the number of Company-owned retail stores and 15 related to the corporate overhead function. Headcount by segment is as follows:

●	705 in the wholesale segment
●	496 in the retail segment
●	188 in the corporate and other segment

We approach our workplace culture by being Invested… In Each Other, the tenets of which include fostering a workplace that promotes respect for each other, investing in our associates’ well-being, providing safe and comfortable work environments, offering opportunities to develop personally and professionally, being good stewards of the environment, and giving back to the communities in which we work and live. We believe that these investments are crucial to the success of our associates and our Company.

Workplace Respect

We value the diversity of our associates as an essential component in the way we do business. It continues to be Bassett’s policy to be equitable and impartial in our relations with our associates and to base all employment-related decisions upon valid, job-related factors, without regard to race, color, religion, national origin, age, sex, physical or mental disability, genetic information, veteran or other protected status. “Sex” includes gender identity and gender expression, transgender status, and pregnancy.

We continue to maintain and enforce our policy prohibiting discrimination and harassment in our workplace. Our managers are trained in how to prevent, recognize and respond to possible inappropriate behavior. Associates have several available avenues for reporting concerns, including a confidential hotline. We promptly and carefully investigate each complaint of harassment or discrimination. More details about our commitment to preventing discrimination and harassment in our workplaces are available on our website.

Quality of Life

We continue to invest in the physical and mental well-being of our associates, their spouses and their children.

●	We offer several free online mental and behavioral health resources, with unlimited access to board-certified psychiatrists and licensed therapists.
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

Work Environment

Our investments in our facilities continue, which improve our associates’ safety and comfort, and increase efficiency. These include:

●	Completed renovations to the break area and restrooms at our Haleyville, Alabama manufacturing facility.
●	Updated air-handling systems at our Newton, North Carolina upholstery facilities, which improved air circulation and quality.
●	Renovated the break area at our Martinsville, Virginia plant.
●	Continued with lighting improvements at our Bassett, Virginia facility.

We completed associate focus group meetings at our manufacturing locations, which solicited input for improving our facilities and work-life balance.

Professional Development

We offer opportunities to our associates for educational and skill development, including:

●	Tuition reimbursement for associates who desire to further their education.
●	Online training for managers, with classes completed monthly.
●	Training for customer-facing associates designed to enhance the in-store and follow up experiences for our customers.

Environmental and Civic Responsibility

Representing our commitment to sustainably sourced hardwoods, each Arbor Day since 2021, over 30 of our associates travel to central Ohio to take part in the planting of Appalachian hardwood seedlings. This event is hosted by our BenchMade supply partners, and over 170,000 trees have been planted to date – and counting. Additionally, we remain committed to our recycling efforts. Materials recycled in 2023 include:

	Tons		Tons
Wood dust	1,770	Fabric scraps	184
Paper/cardboard	129	Metal/electronics	97
Wood pallets	85	Finishing materials	50

Our partnership with the Stephen Siller Tunnels2Towers Foundation, which began in 2019, continued last year as we furnished five smart homes built for wounded veterans and first responders. Additionally, our associates and Bassett have a long history of supporting the United Way both financially and by volunteering with United Way supported agencies.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $15,636 and $19,709 at November 25, 2023 and November 22, 2022, respectively. At November 25, 2023 and November 26, 2022, approximately 35% and 31%, respectively, of the aggregate risk exposure, net of reserves, was attributable to five customers. In fiscal 2023, 2022 and 2021, no customer accounted for more than 10% of total consolidated net sales.

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

We have a significant amount of accounts receivable attributable to our network of licensee-owned stores. We also guarantee two leases of one of our licensees. If these stores do not generate the necessary level of sales and profits, the licensees may not be able to fulfill their obligations to us resulting in additional bad debt expenses and real estate related losses.

We may incur significant future losses due to our recent acquisition of Noa Home

If expected growth trends in Noa Home’s revenue fail to materialize, we may be unable to recover our investment in Noa Home, including any additional financial support we may find necessary to provide. This may result in significant operating losses from Noa Home which could have an adverse impact on our future cash flows and results of operations.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores and to our website. Digital advertising and outreach continue to dominate our marketing expenditures. We also invested heavily in our website and e-commerce. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

Risks Related to Material Sourcing and Supply

Our use of foreign sources of production for a portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of certain of our products exposes us to risks associated with overseas sourcing.  These risks are related to government regulation, volatile ocean freight costs, delays in shipments, extended lead time in ordering. Governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings.

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

We have previously and may continue in the future to incur costs resulting from security risks we face in connection with our electronic processing, storage and transmission of confidential information whether on computer systems maintained on our internal network or by third parties that may host certain of our systems. We may also incur reputational harm resulting from these security risks.

We accept electronic payment cards in our stores and also gather certain personal identifiable information in the processing of our retail sales transactions. Certain of these transactions were processed through our e-commerce site that was hosted and maintained by a third party that was subject to at least one data breach. We have subsequently moved our e-commerce site to another provider that we believe provides greater overall security. We also store and process confidential information pertaining to our employees and other third parties on our networks. We have and may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information. In addition, if there were a disclosure of confidential information provided by, or concerning, our employees, customers or other third parties, including through inadvertent disclosure, unapproved dissemination, or unauthorized access, our reputation could be harmed, and we could be subject to civil or criminal liability and regulatory actions. Proceedings related to theft of credit or debit card information may be brought by payment card providers, banks and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit) and federal and state regulators. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brand could also be negatively affected by these events, which could further adversely affect our results and prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Not applicable because the Company’s fiscal year ended prior to December 15, 2023.

ITEM 2.	PROPERTIES

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location

Bassett Wood Division	Martinsville, Va.
Bassett Wood Division	Bassett, Va.
Bassett Upholstery Division	Newton, N.C.
Bassett Upholstery Division	Haleyville, Alabama
3 Warehouses	Bassett, Va.

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

Retail Segment:

Real estate associated with our retail segment consists of eight owned locations with an aggregate square footage of 203,465 and a net book value of $24,279. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas	Louisville, Kentucky
Knoxville, Tennessee	Tampa, Florida (opened in the first quarter of fiscal 2024)

Of these locations, two are subject to land leases. Our remaining 49 store locations are leased from third parties. In addition to retail stores, we also lease thirteen locations for use as regional warehouses and home delivery distribution centers.

Corporate and Other Segment:

We own our corporate office building, which includes an annex, located in Bassett, Va. Noa Home does not own any property or buildings and is not party to any real estate leases.

See Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John E. Bassett III, 65, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009. In 2019, he was also promoted to the position of Senior Vice President, Chief Operations Officer.

Bruce R. Cohenour, 65, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising. In 2013, he was promoted to Senior Vice President of Sales and Merchandising. In 2019, he was appointed Senior Vice President, Chief Sales Officer. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 62, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer. In 2019, he was also promoted to the position of Senior Vice President, Chief Financial and Administrative Officer.

Jay R. Hervey, Esq., 64, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Robert H. Spilman, Jr., 67, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 6,600 beneficial stockholders at January 22, 2024.

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. The following table summarizes the stock repurchase activity for the three months ended November 25, 2023, and the approximate dollar value of shares that may yet be repurchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 27 - September 30, 2023	8,559	$14.02	8,559	$21,823
October 1 - October 28, 2023	-	$-	-	$21,823
October 29 - November 25, 2023	-	$-	-	$21,823

ITEM 6.         [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except share and per share data)

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We also sell our products through our newly redesigned website at www.bassettfurniture.com. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 121-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 87 BHF stores at November 25, 2023, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Digital outreach strategies have become the primary vehicle for brand advertising and customer acquisition. As a result, we have been engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes. During fiscal 2022, we implemented a comprehensive Product Information Management system which allows us to enhance and standardize our product development and data management and governance processes. This results in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions. We also introduced a new web platform in August of 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. We plan to implement several enhancements to the site in 2024 that will improve the overall customer experience and brand presentation. While we have made it easier to purchase on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities. We spent over $4 million on developing and implementing the new website in 2023.

During the fourth quarter of fiscal 2022 we acquired Noa Home for $5,878 cash plus contingent consideration of $1,375 (see Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home has operations in Canada, Australia, Singapore and the United Kingdom. With a lean staffing model, the Noa Home team has built an operational blueprint that has the potential for significant growth. We believe the acquisition will provide Bassett with a greater online presence and will allow us to attract more digitally native consumers. We are currently in the process of expanding Noa Home’s product assortment and categories offered on the Canadian website. In August of 2023, we introduced the Noa Home brand in the United States.

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

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We also have factories in Martinsville and Bassett, Virginia that assemble and finish our custom bedroom and dining offerings. In 2022, we purchased a facility which we had formerly leased in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture.

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

Sale of the Assets of Zenith Freight Lines, LLC

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith, to J.B. Hunt for $86,939 in cash. On February 28, 2022 the transaction was completed with us receiving $85,521 after the payment of $418 in certain transaction costs and the funding of $1,000 held in escrow, which was released to us on the first anniversary of the sale. The final purchase price was subject to a customary post-closing working capital adjustment, which was settled in the amount of $987 resulting in a pre-tax gain of $52,534 on this transaction. As a result of the sale, the operations of our former logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income and in the following discussion as discontinued operations.

Analysis of Continuing Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2023 as compared to fiscal year 2022. It also compares fiscal year 2022 to fiscal year 2021 for the wholesale segment and the corporate and other segment due to changes in those segments as of the beginning of fiscal 2023. For additional analysis of the fiscal year 2022 results as compared to fiscal year 2021, see “Analysis of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on January 24, 2023.

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, other charges, and income from operations were as follows for the years ended November 25, 2023, November 26, 2022 and November 27, 2021:

							Comparative Change
							2023 vs 2022		2022 vs 2021
	2023		2022		2021		Dollars	Percent	Dollars	Percent

Net sales of furniture and accessories	$390,136	100.0%	$485,601	100.0%	$430,886	100.0%	$(95,465)	-19.7%	$54,715	12.7%
Cost of furniture and accessories sold	183,648	47.1%	237,262	48.9%	209,799	48.7%	(53,614)	-22.6%	27,463	13.1%
Gross profit	206,488	52.9%	248,339	51.1%	221,087	51.3%	(41,851)	-16.9%	27,252	12.3%

SG&A	205,227	52.6%	218,069	44.9%	196,830	45.7%	(12,842)	-5.9%	21,239	10.8%
Goodwill impairment charge	5,409	1.4%	-	0.0%	-	0.0%	5,409	NM	-	NM
Gain on revalutation of contingent consideration	1,013	0.3%	-	0.0%	-	0.0%	1,013	NM	-	NM
Gain on sale of real estate	-	0.0%	4,595	0.9%	-	0.0%	(4,595)	-100.0%	4,595	NM
Income (loss) from continuing operations	$(3,135)	-0.8%	$34,865	7.1%	$24,257	5.6%	$(38,000)	N/M	$10,608	N/M

Our consolidated net sales by segment were as follows:

	2023	2022	2021	Dollars	Percent	Dollars	Percent
Sales Revenue
Wholesale sales of furniture and accessories	$248,911	$324,569	$295,329	$(75,658)	-23.3%	$29,240	9.9%
Less: Sales to retail segment	(103,519)	(125,889)	(112,270)	22,370	-17.8%	(13,619)	12.1%
Wholesale sales to external customers	145,392	198,680	183,059	(53,288)	-26.8%	15,621	8.5%
Retail sales of furniture and accessories	235,940	285,119	247,827	(49,179)	-17.2%	37,292	15.0%
Corporate & Other	8,804	1,802	-	7,002	388.6%	1,802	NM
Consolidated net sales of furniture and accessories	$390,136	$485,601	$430,886	$(95,465)	-19.7%	$54,715	12.7%

Total sales revenue for the year ended November 25, 2023, decreased $95,465 or approximately 20% from the prior year period primarily due to decreases in wholesale shipments to both the open market and the BHF store network and decreases in retail delivered sales, partially offset by increased revenue in our Corporate and Other segment from Noa Home.

Gross margins for the year ended November 25, 2023, increased 180 basis points from 2022 primarily due to higher-margin retail sales constituting a larger share of total sales in 2023 as compared to the prior year period coupled with margin improvement in the wholesale segment.

SG&A expenses as a percentage of sales for the year ended November 25, 2023 increased 770 basis points from 2022 primarily due to the deleverage of fixed costs caused by lower sales volumes.

During the year ended November 25, 2023, we recognized a goodwill impairment charge of $5,409 and a gain of $1,013 resulting from the write-down of our contingent consideration obligation both of which are associated with the acquisition of Noa Home. See Note 3 to the condensed consolidated financial statements. During the year ended November 26, 2022, we recognized a gain of $4,595 from the sale of the real estate at a former retail location in Houston, Texas.

Certain other items affecting comparability between fiscal 2023 and 2022 are discussed below in “Other Items Affecting Net Income”.

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

Prior to the beginning of fiscal 2023, the functions included in Corporate and other were included in our wholesale reportable segment, and Noa Home was included in our retail reportable segment for the fourth quarter of fiscal 2022 following its acquisition on September 2, 2022. We believe that the new alignment of our reporting segments provides our chief operating decision maker with clearer information with which to assess the operating results of our wholesale segment. Noa Home does not meet the requirements to be a separate reportable segment. The segment information presented below has been restated to reflect the new alignment of our reportable segments.

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

	Year Ended November 25, 2023
								GAAP
	Non-GAAP Presentation							Presentation
			Corporate &			Special
	Wholesale	Retail	Other	Eliminations		Items		Consolidated

Net sales of furniture and accessories	$248,911	$235,940	$8,804	$(103,519)	(1)	$-		$390,136
Cost of furniture and accessories sold	171,394	111,769	4,002	(103,517)	(2)	-		183,648
Gross profit	77,517	124,171	4,802	(2)	(3)	-		206,488
SG&A expense	46,818	124,707	34,728	(1,026)	(4)	-		205,227
Goodwill impairment charge	-	-	-	-		(5,409)	(5)	(5,409)
Gain on revaluation of contingent consideration	-	-	-	-		1,013	(6)	1,013
Income from continuing operations	$30,699	$(536)	$(29,926)	$1,024		$(4,396)		$(3,135)

	Year Ended November 26, 2022
								GAAP
	Non-GAAP Presentation							Presentation
			Corporate &			Special
	Wholesale	Retail	Other	Eliminations		Items		Consolidated

Net sales of furniture and accessories	$324,569	$285,119	$1,802	$(125,889)	(1)	$-		$485,601
Cost of furniture and accessories sold	225,300	135,699	972	(124,709)	(2)	-		237,262
Gross profit	99,269	149,420	830	(1,180)	(3)	-		248,339
SG&A expense	57,290	130,068	31,827	(1,116)	(4)	-		218,069
Gain on sale of real estate	-	-	-	-		4,595	(7)	4,595
Income from continuing operations	$41,979	$19,352	$(30,997)	$(64)		$4,595		$34,865

	Year Ended November 27, 2021
							GAAP
	Non-GAAP Presentation						Presentation
			Corporate &			Special
	Wholesale	Retail	Other	Eliminations		Items	Consolidated

Net sales of furniture and accessories	$295,329	$247,827	$-	$(112,270)	(1)	$-	$430,886
Cost of furniture and accessories sold	202,424	119,602	-	(112,227)	(2)	-	209,799
Gross profit	92,905	128,225	-	(43)	(3)	-	221,087
SG&A expense	48,959	124,301	24,829	(1,259)	(4)	-	196,830
Income (loss) from continuing operations	$43,946	$3,924	$(24,829)	$1,216		$-	$24,257

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

(5) Represents a non-cash charge for the impairment of goodwill associated with our Noa Home reporting unit.

(6) Represents the gain resulting from the write-down of the contingent consideration payable on the acquisition of Noa Home.

(7) Represents the gain  on the sale of the real estate at a former retail location.

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income for our Wholesale Segment were as follows for the fiscal years ended November 25, 2023, November 26, 2022 and November 27, 2021:

							Comparative Change
							2023 vs 2022		2022 vs 2021
	2023		2022		2021		Dollars	Percent	Dollars	Percent

Net sales	$248,911	100.0%	$324,569	100.0%	$295,329	100.0%	$(75,658)	-23.3%	$29,240	9.9%
Gross profit (1)	77,517	31.1%	99,269	30.6%	92,905	31.5%	(21,752)	-21.9%	6,364	6.9%
SG&A	46,818	18.8%	57,290	17.7%	48,959	16.6%	(10,472)	-18.3%	8,331	17.0%
Income from operations	$30,699	12.3%	$41,979	12.9%	$43,946	14.9%	$(11,280)	-26.9%	$(1,967)	-4.5%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of segment results to consolidated results of operations presented above.

Wholesale shipments by category for the fiscal years ended November 25, 2023, November 26, 2022 and November 27, 2021 are summarized below:

	2023				2022				2021
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$89,005	$66,363	$155,368	62.4%	$124,565	$82,437	$207,002	63.8%	$105,445	$69,533	$174,978	59.2%
Bassett Leather	26,701	1,171	27,872	11.2%	35,953	76	36,029	11.1%	36,157	61	36,218	12.3%
Bassett Custom Wood	17,357	20,070	37,427	15.0%	22,534	24,764	47,298	14.6%	24,079	24,066	48,145	16.3%
Bassett Casegoods	12,329	15,915	28,244	11.3%	15,628	18,612	34,240	10.5%	17,378	18,610	35,988	12.2%
Total	$145,392	$103,519	$248,911	100.0%	$198,680	$125,889	$324,569	100.0%	$183,059	$112,270	$295,329	100.0%

Fiscal 2023 as Compared to Fiscal 2022

Net sales for the year ended November 25, 2023 decreased $75,658 or 23% from the prior year period due to a 17% decrease in shipments to the BHF store network, a 26% decrease in shipments to the open market and 30% decrease in shipments of Lane Venture product. These decreases were the result of reduced demand for home furnishings following the significant increase during the COVID period. Gross margins for the year ended November 25, 2023 increased 50 basis points compared to the prior year period primarily due to increased margins in our Custom Upholstery business as we were able to recognize a greater portion of previously implemented price increases in current period sales coupled with improved overall product warranty and returns experience and overall lower unit costs as measured on a last-in, first-out (LIFO) basis. These margin improvements were partially offset by lower margins in the Bassett Leather business due to increased product discounting and excess and obsolete reserve charges. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. We expect margins for the Bassett Leather product to moderate during the first half of 2024 with a return to normal margins in the third quarter of 2024. Margins in the Bassett Casegoods business were lower due primarily to realizing the high freight costs incurred during mid-2022 in the results of operations for the current period. Margins improved over the back half of 2023 with margins for the fourth quarter of 2023 comparable to the fourth quarter of 2022. Lastly, margins for Bassett Custom Wood products were lower in 2023 from the prior year due to lower sales volume. SG&A expenses as a percentage of sales increased 110 basis points primarily due to reduced leverage of fixed costs from decreased sales, partially offset by lower fixed overhead spending.

Fiscal 2022 as Compared to Fiscal 2021

Net sales for the year ended November 26, 2022 increased $29,240 or 9.9% from the prior year period due to a 13% increase in shipments to both the BHF store network, a 32% increase in shipments of Lane Venture product and a 3.8% increase in shipments to the open market. Gross margins for the year ended November 26, 2022 declined 90 basis points compared to the prior year period as we experienced significant increases in material and other production costs. In addition, we experienced reduced margins in our Bassett Leather product line due to price discounting during the last half of the year. As this product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. All of these cost increases were partially offset by greater leverage of fixed costs due to higher sales volumes. SG&A expenses as a percentage of sales increased 110 basis points primarily due to increased logistics and warehouse costs and higher bad debt expenses, partially offset by greater leverage of fixed costs from increased sales volumes.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $18,478 at November 25, 2023 and $35,336 at November 26, 2022.

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, and operating income (loss) for our retail segment were as follows for the fiscal years ended November 25, 2023, November 26, 2022 and November 27, 2021:

							Comparative Change
							2023 vs 2022		2022 vs 2021
	2023		2022		2021		Dollars	Percent	Dollars	Percent

Net sales	$235,940	100.0%	$285,119	100.0%	$247,827	100.0%	$(49,179)	-17.2%	$37,292	15.0%
Gross profit (1)	124,171	52.6%	149,420	52.4%	128,225	51.7%	(25,249)	-16.9%	21,195	16.5%
SG&A	124,707	52.9%	130,068	45.6%	124,301	50.2%	(5,361)	-4.1%	5,767	4.6%
Income (loss) from operations	$(536)	-0.2%	$19,352	6.8%	$3,924	1.6%	$(19,888)	-102.8%	$15,428	NM

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of segment results to consolidated results of operations presented above.

Retail sales by major product category for the fiscal years ended November 25, 2023, November 26, 2022 and November 27, 2021were as follows:

	2023		2022		2021

Bassett Custom Upholstery	$134,000	56.8%	$163,755	57.4%	$139,527	56.3%
Bassett Leather	1,951	0.8%	1,707	0.6%	226	0.1%
Bassett Custom Wood	36,732	15.6%	43,208	15.2%	30,931	12.5%
Bassett Casegoods	32,252	13.7%	40,146	14.1%	42,658	17.2%
Accessories, mattresses & other (1)	31,005	13.1%	36,303	12.7%	34,485	13.9%
Total	$235,940	100.0%	$285,119	100.0%	$247,827	100.0%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

Fiscal 2023 as Compared to Fiscal 2022

Net sales for the year ended November 25, 2023 decreased $49,179 or approximately 17% from the prior year. Written sales (the value of sales orders taken but not delivered) declined 16% from fiscal 2022. Gross margins for the year ended November 25, 2023 increased by 20 basis points as compared to the prior year period as lower margins from store closure sales in the current year were offset by improved margins on in-line goods and lower unit costs as measured on a LIFO basis. SG&A expenses as a percentage of sales for the year ended November 25, 2023 increased 730 basis points primarily due to decreased leverage of fixed costs from lower sales volumes.

Retail backlog at November 25, 2023 was $30,902 compared to $51,041 at November 26, 2022.

Corporate and Other

Revenues, costs and expenses of corporate and other for the fiscal years ended November 25, 2023, November 26, 2022 and November 27, 2021 are as follows:

							Comparative Change
							2023 vs 2022		2022 vs 2021
	2023		2022		2021		Dollars	Percent	Dollars	Percent

Net sales	$8,804	3.7%	$1,802	0.6%	$-	0.0%	$7,002	388.6%	$1,802	NM
Gross profit	4,802	2.0%	830	0.3%	-	0.0%	3,972	478.6%	830	NM
SG&A	34,728	14.7%	31,827	11.2%	24,829	10.0%	2,901	9.1%	6,998	28.2%
Income (loss) from operations	$(29,926)	-12.7%	$(30,997)	-10.9%	$(24,829)	-10.0%	$1,071	3.5%	$(6,168)	NM

Fiscal 2023 as Compared to Fiscal 2022

The increases in sales and gross profit over the prior year period were due to the acquisition of Noa Home on September 2, 2022. The $2,901 increase in SG&A expenses was primarily due to the addition of Noa Home, partially offset by lower corporate incentive compensation and other corporate overhead expenses.

Fiscal 2022 as Compared to Fiscal 2021

The increases in sales and gross profit over the prior year period were due to the acquisition of Noa Home on September 2, 2022. The $6,998 decrease in SG&A expenses was primarily due to higher corporate overhead spending in 2022 including increased employee compensation costs and sales and marketing expenses, along with the fact that there was no SG&A expense associated with Noa Home in 2021.

Discontinued Operations - Logistical Services

Revenues, operating expenses and income from operations for our logistical services segment were as follows for the fiscal years ended November 25, 2023, November 26, 2022 and November 27, 2021:

							Comparative Change
							2022 vs 2021
	2023		2022		2021		Dollars	Percent
Logistical services revenue	$-	0.0%	$16,776	100.0%	$55,648	100.0%	$(38,872)	-69.9%
Cost of logistical services	-	0.0%	15,001	89.4%	53,905	96.9%	(38,904)	-72.2%
Other loss, net	-	0.0%	(63)	-0.4%	(260)	-0.5%	197	-75.8%

Income from discontinued operations	$-	0.0%	$1,712	10.2%	$1,483	2.7%	$229	15.4%

Analysis of Discontinued Operations – Logistical Services

The amounts shown above represent the results of Zenith’s business transactions with third parties.

Zenith charged Bassett $9,121 for logistical services provided to our wholesale segment during the year ended November 26, 2022, and $31,329 and $26,967 for fiscal 2021 and 2020, respectively. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we have incurred $26,125 and $27,604 of expense for the years ended November 25, 2023 and November 26, 2022, respectively, for the performance of logistical services by J.B. Hunt.

Other Items Affecting Net Income (Loss)

Other items affecting net income (loss) for fiscal 2023 and 2022 are as follows:

	2023	2022	2021

Interest income (1)	$2,528	$302	$48
Interest expense (2)	(22)	(38)	(33)
Net periodic pension costs (3)	(496)	(489)	(422)
Net gains (cost) of company-owned life insurance (4)	(572)	161	(364)
Other	(791)	(739)	(729)

Total other loss, net	$647	$(803)	$(1,500)

(1)

Consists of interest income arising from our short-term investments and interest-bearing cash equivalents. The increase in interest income for fiscal 2023 as compared with fiscal 2022 was due primarily to higher interest rates paid on certificates of deposit. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit.

(2)

The interest expense in fiscal 2023 and 2022 is attributable to finance leases for computer and office equipment. See Note 15 to the Consolidated Financial Statements for additional information regarding our leases.

(3)

Represents the portion of net periodic pension costs not included in income from operations. See Note 10 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

(4)	Includes a gain arising from death benefits from Company-owned life insurance of $1,441 in fiscal 2022.

Provision for Income taxes

We recorded an income tax provision on pre-tax income from continuing operations of $683, $8,702, and $5,836 in fiscal 2023, 2022 and 2021, respectively. Our effective tax rate of (27.5%) for 2023 differs from the federal statutory rate of 21.0% due to the non-taxable goodwill impairment and non-taxable gain on revaluation of contingent consideration both of which are associated with the acquisition of Noa Home, increases in the valuation allowance placed on deferred tax assets resulting from pre-tax losses in foreign tax jurisdictions associated with Noa Home and the effects of state income taxes and various permanent differences. Our effective tax rate of 25.5% for 2022 differs from the federal statutory rate of 21.0% due to the effects of state income taxes and various permanent differences.

We have net deferred tax assets of $4,645 as of November 25, 2023, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $18,000 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the year ended November 25, 2023 was $18,724 compared to cash used in operations of $2,970 for the year ended November 26, 2022, representing an increase of $21,694 in cash flows from operations. Cash provided by the operating activities of our discontinued operations was $1,681 in fiscal 2022. Excluding the decline in operating cash flow from discontinued operations, cash flows from continuing operations increased $23,375 as compared to the prior year period. This increase was primarily the result of reductions in our inventory on hand partially offset by lower income from continuing operations and other changes in working capital.

During the year ended November 25, 2023, we spent $17,489 on purchases of property and equipment primarily consisting of expenditures related to our digital transformation project, upfit of the new Tampa, Florida store that opened January 12, 2024, the opening of the Inwood Village store in Dallas, Texas, the remodel of the Austin, Texas store and the remodeling of two other stores in the Dallas, Texas market. We also paid $5,982 in dividends during the year, a $14,180 decrease from 2022 as the prior year included a $1.50 per share special dividend. Finally, we repurchased 252,054 shares spending $4,176 during the current year, a $10,946 decrease compared to the prior period. As of November 25, 2023, $21,823 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $70,182 on hand at November 25, 2023, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At November 25, 2023, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

Due to our results of operations in 2023, we were not in compliance with certain of these covenants at the end of the year. Consequently, our bank agreed to reduce the consolidated fixed charge coverage ratio to 1.0 times and increase the consolidated lease-adjusted leverage ratio to 3.75 times, as defined, for the year ended November 25, 2023 and the quarter ended March 2, 2024. We were in compliance with the amended covenants at November 25, 2023 and expect to be in compliance at March 2, 2024. The respective ratios revert back to the previous values for the quarter ended June 1, 2024. We are in negotiations with our bank and plan to have an amended, restated or new agreement with a similar line of credit in place by the end of the second quarter of 2024.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehouse space used in our retail segment. We also lease local delivery trucks used in our retail segment. The total future minimum lease payments for leases with terms in excess of one year at November 25, 2023 is $140,405 the present value of which is $116,529 and is included in our accompanying consolidated balance sheet at November 25, 2023. We were contingently liable under licensee lease obligation guarantees in the amount of $1,845 at November 25, 2023. The remaining terms under these lease guarantees range from approximately one to five years. See Note 15 to our consolidated financial statements for a schedule of future cash payments on our lease obligations and additional details regarding our leases and lease guarantees.

We provide post-employment benefits to certain current and former executives and management level employees of the Company. Included among these benefits are two defined-benefit plans with a combined projected benefit obligation of $6,979 at November 25, 2023. See Note 10 to our consolidated financial statements for a projection of future benefit payments under these plans from 2024 through 2033. We also have deferred compensation plans with a total liability of $4,316 at November 25, 2023, the current portion of which is $329. See Note 10 to our consolidated financial statements for additional information regarding these plans.

Dividends and Share Repurchases

During fiscal 2023, we declared and paid four quarterly dividends totaling $5,982, or $0.68 per share. During fiscal 2023, we repurchased 252,054 shares of our stock for $4,176 under our share repurchase program. The weighted-average effect of these share repurchases on basic earnings per share from continuing operations was approximately $0.01 per share. On March 9, 2022, our Board of Directors increased the remaining limit of the repurchase plan to $40,000. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 25, 2023 was $21,283.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2024 will be between $12 million and $14 million, which will be used for the for remodeling various retail stores and additional investments in information technology, including enhancements to our new website. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the store program, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. We lease land and buildings that are primarily used in the operation of our retail BHF stores and distribution facilities as well as certain manufacturing facilities in our upholstery operations. We have guaranteed certain lease obligations of licensee operators as part of our retail strategy. See Note 15 to the Consolidated Financial Statements, included in Item 8 of this Annual Report on Form 10-K, for further discussion of lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $22,788 and $35,963 as of November 25, 2023 and November 26, 2022, respectively. Substantially all of the customer deposits held at November 26, 2022 related to performance obligations satisfied during fiscal 2023 and have therefore been recognized in revenue for the year ended November 25, 2023. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third-party service provider.

Allowance for credit losses - We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $535 and $1,261 at November 25, 2023 and November 26, 2022, respectively, representing 3.7% and 6.6% of our gross accounts receivable balances at those dates, respectively. The allowance for credit losses is based on a review of specifically identified customer accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectibility of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivables, which is generally ninety days or less. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value, and inventory accounted for under the last-in, first out method (“LIFO”) is stated at the lower of cost or market. Cost is determined for domestic furniture inventories, excluding outdoor furniture products, using the LIFO method. The cost of imported inventories, domestic outdoor furniture products and Noa Home product inventories is determined on a FIFO basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $5,183 and $5,167 at November 25, 2023 and November 26, 2022, respectively, representing 7.6% and 5.8%, respectively, of our inventories on a LIFO basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. For the annual test of goodwill performed as of the beginning of the fourth quarter of fiscal 2023, we performed the qualitative assessment as described above with respect to our upholstery reporting unit and concluded that there was no impairment of the goodwill allocated to that reporting unit as of November 25, 2023. For the annual test of the goodwill performed as of the beginning of the fourth quarter of fiscal 2023 with respect to our Noa Home reporting unit, we proceeded to the quantitative test and concluded that the goodwill allocated to that reporting unit as of November 25, 2023 was fully impaired as the difficult environment for companies selling furniture on the web resulted in Noa Home performing well below initial projections and expectations. For the annual test of goodwill performed as of the beginning of the fourth fiscal quarter of 2022, we performed the qualitative assessment as described above and concluded that there was no impairment of our goodwill as of November 26, 2022.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. At November 25, 2023, our indefinite-lived intangible assets other than goodwill consist of trade names acquired in the acquisitions of Lane Venture and Noa Home and have a carrying value of $8,675.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 25, 2023 our definite-lived intangible assets consist of customer relationships acquired in the acquisition of Lane Venture with a carrying value of $175.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our purchases outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2023. We are also exposed to foreign currency market risk through our investment in Noa Home. Our investment in Noa Home is subject to changes in the value of the Canadian dollar versus the U.S. dollar. Additionally, Noa Home is exposed to other local currency fluctuation risk through its operations in Australia, Singapore, the United States and the United Kingdom. The impact of currency fluctuations on our financial position and results of operations since the acquisition of Noa Home on September 2, 2022 has not been significant.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $24,279 and $21,164 at November 25, 2023 and November 26, 2022, respectively, for Company-owned stores, consisting of eight locations with a total of 203,465 square feet of space, could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $1,845 and $1,880 which we have guaranteed on behalf of licensees as of November 25, 2023 and November 26, 2022, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations and warehouse facilities. At November 25, 2023, the unamortized balance of such right-of-use assets totaled $100,565. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) as of November 25, 2023 and November 26, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended November 25, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 25, 2023 and November 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 25, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 25, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 25, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Measurement of Reserves for Excess and Obsolete Inventories

Measurement of Reserves for Excess and Obsolete Inventories

Description of the Matter

At November 25, 2023, the Company’s inventories were $63.0 million. As discussed in Note 2 and Note 6 to the consolidated financial statements, cost for domestic manufactured furniture inventories is determined using the last-in, first-out (“LIFO”) method and are stated at the lower of cost or market. The cost of imported inventories and domestic outdoor furniture products is determined using the first-in, first-out (“FIFO”) method and stated at the lower of cost or net realizable value. Reserves for excess and obsolete inventories are determined based upon historical write-offs, forecasted future demand, market conditions and, for domestic manufactured furniture, the respective valuations at LIFO.

Auditing management’s lower of cost or net realizable value or market determination for excess or obsolete inventories was complex due to the highly judgmental nature and estimation uncertainty in determining future demand and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of the reserves for excess and obsolete inventories. For example, we tested controls over management’s review of the calculation of reserves for excess and obsolete inventories which included their review of the significant assumptions described above.

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

Richmond, Virginia

January 25, 2024

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 25, 2023 and November 26, 2022

(In thousands, except share and per share data)

	2023	2022
Assets
Current assets
Cash and cash equivalents	$52,407	$61,625
Short-term investments	17,775	17,715
Accounts receivable, net of allowance for credit losses of $535 and $1,261 as of November 25, 2023 and November 26, 2022, respectively	13,736	17,838
Inventories	62,982	85,477
Recoverable income taxes	2,574	2,353
Other current assets	8,480	11,487
Total current assets	157,954	196,495

Property and equipment, net	83,981	77,001

Other long-term assets
Deferred income taxes, net	4,645	5,528
Goodwill and other intangible assets	16,067	21,727
Right of use assets under operating leases	100,888	99,472
Other	6,889	6,050
Total other long-term assets	128,489	132,777
Total assets	$370,424	$406,273

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$16,338	$20,359
Accrued compensation and benefits	8,934	12,921
Customer deposits	22,788	35,963
Current portion of operating lease obligations	18,827	18,819
Other accrued liabilities	11,003	12,765
Total current liabilities	77,890	100,827

Long-term liabilities
Post employment benefit obligations	10,207	9,954
Long-term portion of operating lease obligations	97,357	97,477
Other long-term liabilities	1,529	2,406
Total long-term liabilities	109,093	109,837

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 8,768,221 at November 25, 2023 and 8,951,839 at November 26, 2022	43,842	44,759
Retained earnings	139,354	150,800
Additional paid-in-capital	93	-
Accumulated other comprehensive income (loss)	152	50
Total stockholders' equity	183,441	195,609
Total liabilities and stockholders’ equity	$370,424	$406,273

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2023, November 26, 2022, and November 27, 2021

(In thousands, except per share data)

	2023	2022	2021

Net sales of furniture and accessories	$390,136	$485,601	$430,886
Cost of furniture and accessories sold	183,648	237,262	209,799
Gross profit	206,488	248,339	221,087

Selling, general and administrative expenses	205,227	218,069	196,830
Goodwill impairment charge	5,409	-	-
Gain on revaluation of contingent consideration	1,013	-	-
Gain on sale of real estate	-	4,595	-

Income (loss) from continuing operations	(3,135)	34,865	24,257

Interest income	2,528	302	48
Interest expense	(22)	(38)	(33)
Other loss, net	(1,859)	(1,067)	(1,515)

Income (loss) from continuing operations before income taxes	(2,488)	34,062	22,757

Income tax expense	683	8,702	5,836

Income (loss) from continuing operations	(3,171)	25,360	16,921

Discontinued operations:
Income from operations of logistical services	-	1,712	1,483
Gain on disposal	-	52,534	-
Income tax expense	-	14,261	362

Income from discontinued operations	-	39,985	1,121

Net income (loss)	$(3,171)	$65,345	$18,042

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.36)	$2.70	$1.72
Income from discontinued operations	-	4.26	0.11
Basic earnings (loss) per share	$(0.36)	$6.96	$1.83

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.36)	$2.70	$1.72
Income from discontinued operations	-	4.26	0.11
Diluted earnings (loss) per share	$(0.36)	$6.96	$1.83

Dividends per share
Regular dividends	$0.68	$0.60	$0.53
Special dividend	$-	$1.50	$0.25

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2023, November 26, 2022, and November 27, 2021

(In thousands)

	2023	2022	2021

Net income (loss)	$(3,171)	$65,345	$18,042
Other comprehensive income (loss):
Foreign currency translation adjustments	(378)	(274)	-
Income taxes related to foreign currency translation adjustments	96	70	-
Actuarial adjustment to Long Term Cash Awards (LTCA)	100	303	26
Amortization associated with LTCA	119	132	144
Income taxes related to LTCA	(59)	(107)	(44)
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	324	2,200	(788)
Amortization associated with SERP	-	124	44
Income taxes related to SERP	(100)	(575)	190

Other comprehensive income (loss), net of tax	102	1,873	(428)

Total comprehensive income (loss)	$(3,069)	$67,218	$17,614

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2023, November 26, 2022, and November 27, 2021

(In thousands)

	2023	2022	2021
Operating activities:
Net income (loss)	$(3,171)	$65,345	$18,042
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,141	11,309	14,597
Gain on disposal of discontinued operations	-	(52,534)	-
Non-cash goodwill impairment charge	5,409	-	-
Gain on revaluation of contingent consideration	(1,013)	-	-
Net loss (gain) on disposals of property and equipment	5	(4,595)	(367)
Inventory valuation charges	4,626	3,648	2,969
Deferred income taxes	831	(2,339)	1,545
Other, net	2,031	(302)	728
Changes in operating assets and liabilities
Accounts receivable	4,102	3,169	(5,828)
Inventories	17,869	(9,536)	(26,087)
Other current and long-term assets	1,773	5,944	(2,241)
Right of use assets under operating leases	18,680	20,531	26,243
Customer deposits	(13,175)	(16,588)	11,730
Accounts payable and accrued liabilities	(9,188)	(4,073)	2,153
Obligations under operating leases	(20,196)	(22,949)	(28,921)
Net cash provided by (used in) operating activities	18,724	(2,970)	14,563

Investing activities:
Purchases of property and equipment	(17,489)	(21,296)	(10,750)
Proceeds from sales of property and equipment	500	8,226	382
Cash paid for business acquisitions, net of cash acquired	-	(5,582)	-
Proceeds from the disposition of discontinued operations	1,000	84,534	-
Other	(1,774)	(40)	(1,203)
Net cash provided by (used in) investing activities	(17,763)	65,842	(11,571)

Financing activities:
Cash dividends	(5,982)	(20,162)	(7,689)
Proceeds from exercise of stock options	-	-	42
Issuance of common stock	318	424	363
Repurchases of common stock	(4,176)	(15,122)	(5,566)
Taxes paid related to net share settlement of equity awards	(109)	(19)	(219)
Repayment of finance lease obligations	(278)	(684)	(1,348)
Net cash used in financing activities	(10,227)	(35,563)	(14,417)
Effect of exchenge rate changes on cash and cash equivalents	48	(58)	-
Change in cash and cash equivalents	(9,218)	27,251	(11,425)
Cash and cash equivalents - beginning of year	61,625	34,374	45,799
	.	.	.
Cash and cash equivalents - end of year	$52,407	$61,625	$34,374

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 25, 2023, November 26, 2022, and November 27, 2021

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 28, 2020	9,942,787	$49,714	$-	$109,710	$(1,394)	$158,030

Comprehensive income (loss)
Net loss	-	-	-	18,042	-	18,042
Amortization of defined benefit plan costs, net of tax	-	-	-	-	138	138
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	(567)	(567)
Regular dividends ($0.53 per share)	-	-	-	(5,210)	-	(5,210)
Special dividend ($0.25 per share)	-	-	-	(2,479)	-	(2,479)
Issuance of common stock	34,902	175	230	-	-	405
Purchase and retirement of common stock	(215,564)	(1,078)	(275)	(4,432)	-	(5,785)
Stock-based compensation	-	-	158	-	-	158

Balance, November 27, 2021	9,762,125	48,811	113	115,631	(1,823)	162,732

Comprehensive income (loss)
Net income	-	-	-	65,345	-	65,345
Foreign currency translation adjustments, net of tax	-	-	-	-	(204)	(204)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	192	192
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	1,885	1,885
Cumulative effect of a change in accounting principle	-	-	-		-	-
Regular dividends ($0.60 per share)	-	-	-	(5,668)	-	(5,668)
Special dividend ($1.50 per share)	-	-	-	(14,494)	-	(14,494)
Issuance of common stock	59,024	295	129	-	-	424
Purchase and retirement of common stock	(869,310)	(4,347)	(780)	(10,014)	-	(15,141)
Stock-based compensation	-	-	538	-	-	538

Balance, November 26, 2022	8,951,839	44,759	-	150,800	50	195,609

Comprehensive income (loss)
Net income	-	-	-	(3,171)	-	(3,171)
Foreign currency translation adjustments, net of tax	-	-	-	-	(282)	(282)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	68	68
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	316	316
Regular dividends ($0.68 per share)	-	-	-	(5,982)	-	(5,982)
Issuance of common stock	74,421	373	(55)	-	-	318
Purchase and retirement of common stock	(258,039)	(1,290)	(701)	(2,293)	-	(4,284)
Stock-based compensation	-	-	849	-	-	849

Balance, November 25, 2023	8,768,221	$43,842	$93	$139,354	$152	$183,441

The accompanying notes to consolidated financial statements are an integral part of these statements.

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 87 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 87 stores, the Company owns and operates 56 stores (“Company-owned retail stores”) with the other 31 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Products can also be purchased by the end consumer directly from our website.

We sourced approximately 23% of our wholesale products from various foreign countries, with the remaining volume produced at our five domestic manufacturing facilities.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2023, 2022 and 2021 are to Bassett's fiscal year ended November 25, 2023, November 26, 2022 and November 27, 2021, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

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

During the second and third quarters of fiscal 2022, we were the primary beneficiary of one VIE by virtue of our control over the activities that most significantly impacted the entity’s economic performance. This VIE was created to affect a Section 1031 like-kind exchange involving the purchase of real property in the state of Florida and the sale of real property in the state of Texas (see Note 14). Subsequent to the completion of the exchange transactions during the third quarter of fiscal 2022, the sole equity interest in the VIE was transferred to Bassett and the entity is now consolidated as a wholly owned subsidiary.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $22,788 and $35,963 as of November 25, 2023 and November 26, 2022, respectively. Substantially all of the customer deposits held at November 26, 2022 related to performance obligations were satisfied during fiscal 2023 and have therefore been recognized in revenue for the year ended November 25, 2023. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. The estimate for returns and allowances was $4,883 and $6,559 at November 25, 2023 and November 26, 2022, respectively, and is included with other accrued liabilities in the accompanying balance sheets. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third-party service provider.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At November 25, 2023 and November 26, 2022, our balance of prepaid commissions included in other current assets was $2,245 and $3,768, respectively.

For our accounting and reporting under ASC 606, we apply the following policy elections and practical expedients:

•	We exclude from revenue amounts collected from customers for sales tax.
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

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 25, 2023 and November 26, 2022, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2023	2022
Accounts receivable, net of allowances (Note 5)	$13,736	$17,838
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 15)	1,819	1,828
Other	81	43
Total credit risk exposure related to customers	$15,636	$19,709

At November 25, 2023 and November 26, 2022, approximately 35% and 31%, respectively, of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. In fiscal 2023, 2022 and 2021, no customer accounted for more than 10% of total consolidated net sales.

We have no foreign manufacturing operations. We define export sales from our wholesale segment as sales to any country or territory other than the United States or its territories or possessions. Our wholesale export sales were approximately $406, $731, and $488 in fiscal 2023, 2022, and 2021, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value or, in the case of inventory accounted for under the last-in, first out (“LIFO”) method, at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the LIFO method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories as well as Lane Venture, Bassett Outdoor and Noa Home product inventories are determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 51% and 46% of total inventory before reserves at November 25, 2023 and November 26, 2022, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the tangible assets and liabilities and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and the resulting goodwill is allocated to the respective reporting unit: Wood, Upholstery, Retail or Noa Home. We review goodwill at the reporting unit level annually for impairment or more frequently if events or circumstances indicate that assets might be impaired.

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. For the annual test of goodwill performed as of the beginning of the fourth quarter of fiscal 2023, we performed the qualitative assessment as described above with respect to our upholstery reporting unit and concluded that there was no impairment of the goodwill allocated to that reporting unit as of November 25, 2023. For the annual test of the goodwill performed as of the beginning of the fourth quarter of fiscal 2023 with respect to our Noa Home reporting unit, we proceeded to the quantitative test and concluded that the goodwill allocated to that reporting unit as of November 25, 2023 was fully impaired. For the annual tests of goodwill performed as of the beginning of the fourth fiscal quarters of 2022 and 2021, we performed the qualitative assessment as described above and concluded that there was no impairment of our goodwill as of November 26, 2022 or November 27, 2021.

The quantitative evaluation compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 4), and, in the case of our retail reporting unit, a cost approach that utilizes estimates of net asset value. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. See Note 8 for additional information regarding the results of our goodwill impairment test performed as of the beginning of the fourth quarter of fiscal 2023.

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

We evaluate our deferred income tax assets to determine if valuation allowances are required or should be adjusted. A valuation allowance is established against our deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward or carryback periods, our experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. See Note 13 for additional information regarding our income taxes.

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $26,125, $33,029, and $27,122 for fiscal 2023, 2022 and 2021, respectively. The amounts for fiscal 2022 and 2021 have been revised for comparability with the fiscal 2023 presentation of wholesale shipping and handling costs, which reflects a broader scope of such items. Costs incurred to deliver retail merchandise to customers, including the cost of operating regional distribution warehouses, are also recorded in selling, general and administrative expense and totaled $23,399, $23,812, and $22,494 for fiscal 2023, 2022 and 2021, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $19,106, $16,698, and $15,228 in fiscal 2023, 2022, and 2021, respectively.

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

Supplemental Cash Flow Information

Refer to the supplemental lease disclosures in Note 15 for cash flow impacts of leasing transactions during fiscal 2023, 2022 and 2021. Otherwise, there were no material non-cash investing or financing activities during fiscal 2023, 2022 or 2021.

Recent Accounting Pronouncements

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

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of November 25, 2023 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2026 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

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

Under the acquisition method of accounting, the fair value of the consideration transferred was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values as of the acquisition date with the remaining unallocated amount recorded as goodwill. The allocation of the purchase price (translated into U.S. dollars as of the acquisition date) is as follows:

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

Goodwill was determined based on the residual difference between the fair value of the consideration transferred and the value assigned to the tangible and intangible assets and liabilities recognized in connection with the acquisition and is deductible for US tax purposes. Among the factors that contributed to a purchase price resulting in the recognition of goodwill were the expected synergies arising from combining the Company’s manufacturing and distribution capabilities with Noa Home’s position in the international e-commerce market for home furnishings and accessories. As part of our annual test for impairment of goodwill as of the beginning of the fourth quarter of fiscal 2023, all of the goodwill recognized at acquisition was fully impaired. See Note 8 for additional information regarding the impairment.

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

Subsequent to the acquisition date, the parties concluded that the targets originally set forth by which the Noa Home co-founders were to earn the contingent consideration would likely not be met within the initially anticipated time frame. Therefore, we have agreed to replace the contingent consideration with two fixed payments of C$200 each, the first of which was paid in June of 2023 with the second to be paid in December of 2024. As a result of the write-down of the contingent consideration payable that was recognized at the acquisition date, we recorded a gain of $1,013 during fiscal 2023.

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

Investments

Our short-term investments of $17,775 and $17,715 at November 25, 2023 and November 26, 2022 consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 0.7% to 5.45%. At November 25, 2023, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 5.1%. Each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 25, 2023 and November 26, 2022 approximates their fair value.

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

5. Accounts Receivable

Accounts receivable consists of the following:

	November 25, 2023	November 26, 2022
Gross accounts receivable	$14,271	$19,099
Allowance for credit losses	(535)	(1,261)
Net accounts receivable	$13,736	$17,838

Activity in the allowance for credit losses was as follows:

	2023	2022

Balance, beginning of the year	$1,261	$567
Additions (recoveries) charged to expense	219	761
Reductions to allowance, net	(945)	(67)
Balance, end of the year	$535	$1,261

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6. Inventories

Inventories consist of the following:

	November 25, 2023	November 26, 2022
Wholesale finished goods	$27,521	$46,607
Work in process	637	620
Raw materials and supplies	18,655	22,859
Retail merchandise	33,090	32,974
Total inventories on first-in, first-out method	79,903	103,060
LIFO adjustment	(11,738)	(12,416)
Reserve for excess and obsolete inventory	(5,183)	(5,167)
	$62,982	$85,477

We source a significant amount of our wholesale product from other countries. During 2023, 2022 and 2021, purchases from our three largest vendors located in Vietnam and China were $13,498, $33,253 and $34,658 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 27, 2021	$3,683	$1,133	$4,816
Additions charged to expense	2,577	1,071	3,648
Write-offs	(2,157)	(1,140)	(3,297)
Balance at November 26, 2022	4,103	1,064	5,167
Additions charged to expense	3,876	750	4,626
Write-offs	(3,834)	(776)	(4,610)
Balance at November 25, 2023	$4,145	$1,038	$5,183

7. Property and Equipment

Property and equipment consist of the following:

	November 25, 2023	November 26, 2022
Land	$10,866	$10,866
Buildings and leasehold improvements	125,290	116,418
Machinery and equipment	106,613	101,153
Property and equipment at cost	242,769	228,437
Less accumulated depreciation	(158,788)	(151,436)
Property and equipment, net	$83,981	$77,001

The net book value of our property and equipment by reportable segment is a follows:

	November 25, 2023	November 26, 2022
Wholesale	$23,155	$23,205
Retail - Company-owned stores	44,799	40,361
Corporate and other	16,027	13,435
Total property and equipment, net	$83,981	$77,001

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of operations as follows:

	2023	2022	2021

Cost of goods sold (wholesale segment)	$2,124	$2,082	$1,797
Selling, general and adminstrative expenses:
Wholesale segment	274	271	259
Retail segment	5,502	5,738	6,580
Corporate and Other	2,184	1,895	1,273
Total included in selling, general and adminstrative expenses	7,960	7,904	8,112
Total depreciation expense included in income from operations	$10,084	$9,986	$9,909

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 25, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$512	$(337)	$175

Intangibles not subject to amortization:
Trade names			8,675
Goodwill			7,217

Total goodwill and other intangible assets			$16,067

	November 26, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$512	$(280)	$232

Intangibles not subject to amortization:
Trade names			8,723
Goodwill			12,772

Total goodwill and other intangible assets			$21,727

We performed the annual test for impairment of the carrying value of our goodwill as of the beginning of the fourth quarter of fiscal 2023. Based on the initial qualitative analysis performed under ASC Topic 350, we concluded that is was not more likely than not that the carrying value of our upholstery reporting unit within our wholesale segment exceeded its fair value. However, due to the actual and expected future underperformance of our Noa Home reporting unit relative to management's original expectations, we performed a strategic review of the operations as of the beginning of the fourth quarter and concluded that Noa should exit the Australian market and focus more on the North American market.  Coupled with the financial underperformance and the planned exit of Australia, we performed a quantitative test of the carrying value of the goodwill recognized as part of the 2022 acquisition of Noa Home and concluded that it was necessary to fully impair the carrying value of the Noa Home goodwill, resulting in a non-cash impairment charge of $5,409 in fiscal 2023.

The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples and comparable transactions occurring within the last two years, and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 4). The valuation of the Noa Home reporting unit was primarily based on the market approach due to signficant uncertainty in the future cash flows of Noa Home. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on future sales, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units.

Changes in the carrying amounts of goodwill by reportable segment were as follows:

			Corporate
	Wholesale	Retail	and Other	Total

Balance as of November 27, 2021	$7,217	$-	$-	$7,217
Acquisition of Noa Home	-	-	5,715	5,715
Foreign currency translation adjustment	-	-	(161)	(161)

Balance as of November 26, 2022	7,217	-	5,554	12,771
Foreign currency translation adjustment	-	-	(145)	(145)
Full impairment of Noa Home goodwill	-	-	(5,409)	(5,409)

Balance as of November 25, 2023	$7,217	$-	$-	$7,217

Accumulated impairment losses were $9,306, $3,897 and $3,897 at November 25, 2023, November 26, 2022 and November 27, 2021, respectively.

The weighted average useful lives of our finite-lived intangible assets and remaining amortization periods as of November 25, 2023 are as follows:

	Useful Life in Years	Remaining Amortization Period in Years

Customer relationships	9	4

Our trade name intangible assets are associated with Noa Home and Lane Venture. Because it is our intention to maintain and grow those brands, they are considered to be indefinite-lived intangible assets. The amortization expense associated with finite-lived intangible assets during fiscal 2023, 2022 and 2021 was $57 each year and is included in selling, general and administrative expense in our consolidated statement of operations. All expense arising from the amortization of intangible assets is associated with our wholesale segment. Estimated future amortization expense for intangible assets that exist at November 25, 2023 is as follows:

Fiscal 2024	$57
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	4
Fiscal 2028	-

Total	$175

9. Bank Credit Facility

Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At November 25, 2023, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

Due to our results of operations in 2023, we were not in compliance with certain of these covenants at the end of the year. Consequently, our bank agreed to reduce the consolidated fixed charge coverage ratio to 1.0 times and increase the consolidated lease-adjusted leverage ratio to 3.75 times, as defined, for the year ended November 25, 2023 and the quarter ended March 2, 2024. We were in compliance with the amended covenants at November 25, 2023 and expect to be in compliance at March 2, 2024. The respective ratios revert back to the previous values for the quarter ended June 1, 2024. We are in negotiations with our bank and plan to have an amended, restated or new agreement with a similar line of credit in place by the end of the second quarter of 2024.

Total interest paid during fiscal 2023, 2022 and 2021 was not material.

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. Expense (credits) associated with deferred compensation under the Plan was $46, $(16) and $338 for fiscal 2023, 2022 and 2021, respectively. Our liability for Company contributions and participant deferrals at November 25, 2023 and November 26, 2022 was $2,661 and $2,070, respectively, and is included in post-employment benefit obligations in our consolidated balance sheets.

On May 2, 2017, we made Long Term Cash Awards (“LTC Awards”) totaling $2,000 under the Plan to certain management employees in the amount of $400 each. The LTC Awards vest in full on the first anniversary of the date of the award if the participant has reached age 63 by that time, or, if later, on the date the participant reaches age 63, provided in either instance that the participant is still employed by the Company at that time. If not previously vested, the awards will also vest immediately upon the death or disability of the participant prior to the participant’s separation from service. The awards will be payable in 10 equal annual installments following the participant’s death, disability or separation from service. We are accounting for the LTC Awards as a defined benefit pension plan. During fiscal 2023, 2022 and 2021, we invested $1,019, $853 and $647 in life insurance policies covering all participants in the Plan. At November 25, 2023, these policies have a net death benefit of $15,020 for which the Company is the sole beneficiary. These policies are intended to provide a potential source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $1,504 at November 25, 2023 and we expect to substantially fund this death benefit through the proceeds received upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

`	2023	2022
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$7,262	$10,740
Service cost	27	36
Interest cost	370	231
Actuarial (gains) and losses	(424)	(2,503)
Benefits paid	(256)	(1,242)
Projected benefit obligation at end of year	$6,979	$7,262

Accumulated Benefit Obligation	$6,979	$7,262

Discount rate used to value the ending benefit obligations:	5.92%	5.38%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$719	$698
Noncurrent liabilities	6,260	6,564
Total amounts recognized	$6,979	$7,262
Amounts recognized in accumulated other comprehensive income:
Prior service cost	$103	$229
Actuarial (gain) loss	(965)	(543)
Net amount recognized	$(862)	$(314)

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$(27)	$(2,236)

	2023	2022	2021

Components of Net Periodic Pension Cost:
Service cost	$27	$36	$121
Interest cost	370	231	196
Amortization of prior service cost	125	126	126
Amortization of other loss	-	133	59

Net periodic pension cost	$522	$526	$502

Assumptions used to determine net periodic pension cost:
Discount rate	5.38%	2.25%	2.00%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2024	$759
Fiscal 2025	722
Fiscal 2026	765
Fiscal 2027	769
Fiscal 2028	733
Fiscal 2029 through 2033	3,078

Of the $862 net gain recognized in accumulated other comprehensive income at November 26, 2022, amounts expected to be recognized as components of net periodic pension cost during fiscal 2024 are as follows:

Prior service cost	$103
Other loss	(64)

Total expected to be amortized to net periodic pension cost in 2024	$39

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of operations.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $204, $154, and $204 in fiscal 2023, 2022, and 2021, respectively, associated with the plan. Our liability under this plan was $1,655 and $1,616 as of November 25, 2023 and November 26, 2022, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $998, $1,108 and $1,040 during fiscal 2023, 2022 and 2021, respectively.

11. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the fiscal years ended November 25, 2023 and November 26, 2022, which is comprised of post-retirement benefit costs related to our SERP and LTC Awards as well as cumulative translation adjustments arising from our investment in Noa Home, is as follows:

Balance at November 27, 2021	$(1,823)
Actuarial gains	2,503
Net pension amortization reclassified from accumulated other comprehensive loss	256
Foreign currency translation adjustment	(272)
Tax effects	(614)
Balance at November 26, 2022	50
Actuarial gains	424
Net pension amortization reclassified from accumulated other comprehensive loss	119
Foreign currency translation adjustment	(378)
Tax effects	(63)
Balance at November 25, 2023	$152

12. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2023, 2022 and 2021 was as follows:

	2023	2022	2021

Stock based compensation expense	$849	$538	$158

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

Stock Options

There were no new grants of options made in 2023, 2022 or 2021.

Additional information regarding activity in our stock options during fiscal 2023, 2022 and 2021 is as follows:

	2023	2022	2021

Total intrinsic value of options exercised	$-	$-	$93
Total cash received from the exercise of options	-	-	42
Excess tax benefits recognized in income tax expense upon the exercise of options	-	-	18

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 25, 2023 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 26, 2022	67,099	$16.27
Granted	66,113	17.77
Vested	(32,899)	16.73
Forfeited	(8,000)	16.86
Non-vested restricted shares outstanding at November 25, 2023	92,313	$17.13

During fiscal 2023, 32,899 restricted shares were vested and released, of which 17,100 shares had been granted to employees and 15,799 shares had been granted to directors. During fiscal 2023, 2022 and 2021, 5,985 shares, 1,225 shares and 10,850 shares, respectively, were withheld to cover withholding taxes of $109, $19 and $219, respectively, arising from the vesting of restricted shares. During fiscal 2023, 2022 and 2021, excess tax benefits (expense) of $10, $1 and $(133), respectively, were recognized within income tax expense upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares at November 25, 2023 is as follows:

			Remaining
	Restricted	Share Value	Restriction
Grant	Shares	at Grant Date	Period
Date	Outstanding	Per Share	(Years)

January 12, 2022	31,000	$15.82	1.1
January 11, 2023	46,200	17.55	2.1
March 8, 2023	15,113	18.53	0.3
	92,313

Unrecognized compensation cost related to these non-vested restricted shares at November 26, 2022 is $867, all of which is expected to be recognized in fiscal 2024 and 2025.

Employee Stock Purchase Plan

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 28,063, 30,074 and 22,547 shares to employees during fiscal 2023, 2022 and 2021, respectively, which resulted in an immaterial amount of compensation expense. There are 74,397 shares remaining available for sale under the 2017 ESPP at November 25, 2023.

13. Income Taxes

The components of the income tax provision from continuing operations are as follows:

	2023	2022	2021
Current:
Federal	$(121)	$5,659	$4,507
State	(72)	2,154	171

Deferred:
Federal	846	484	60
State	30	405	1,098
Total	$683	$8,702	$5,836

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.8	4.4	4.2
Nondeductible goodwill	(45.7)	-	0.4
Nontaxable gain on revaluation of contingent consideration	8.6	-	-
Other	3.0	(0.3)	(0.1)
Change in valuation allowance	(18.2)	0.4	-
Effective income tax rate	(27.5)%	25.5%	25.5%

Excess tax benefits (expense) in the amount of $10, $1 and $(133) were recognized as a component of income tax expense during fiscal 2023, 2022 and 2021, respectively, resulting from the exercise of stock options and the release of restricted shares. The fiscal 2023 adjustment for impairment of non-deductible goodwill reflect the fact that there was no tax basis related to the impaired goodwill.

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 25, 2023	November 26, 2022
Deferred income tax assets:
Trade accounts receivable	$135	$315
Inventories	3,847	3,782
Post employment benefit obligations	2,426	2,734
Foreign net operating loss carryforwards	1,791	1,339
Operating lease liabilities	29,185	29,423
Other	1,668	1,722
Gross deferred income tax assets	39,052	39,315
Valuation allowance	(1,791)	(1,339)
Total deferred income tax assets	37,261	37,976

Deferred income tax liabilities:
Property and equipment	5,894	5,532
Intangible assets	984	726
Operating lease assets	25,239	25,166
Prepaid expenses and other	499	1,024

Total deferred income tax liabilities	32,616	32,448

Net deferred income tax assets	$4,645	$5,528

We have foreign net operating loss carryforwards attributable to Noa Home (see Note 3) of $7,511 resulting in a deferred tax asset of $1,791 upon which we have placed a full valuation allowance.

Income tax refunds received, net of taxes paid, during fiscal 2023 was $263. Income taxes paid, net of refunds received, during fiscal 2022 and 2021 were $20,176, and $3,092, respectively.

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

We remain subject to examination for tax years 2020 through 2023 for all of our major tax jurisdictions.

14. Other Gains and Losses

Goodwill Impairment Charge

See Note 8 regarding the $5,409 non-cash charge to impair goodwill associated with Noa Home.

Gain on Revaluation of Contingent Consideration

See Note 3 regarding a $1,013 gain resulting from the revaluation of contingent consideration owed to the former owners of Noa Home.

Gains on Dispositions of Retail Store Locations

During the third quarter of fiscal 2022, we sold one of our Company-owned store locations in Houston, Texas for $8,217 net of closing costs, resulting in a gain of $4,595 during the year ended November 26, 2022.

This sale, together with our purchase of real property in Tampa, Florida for $7,668 in cash during the second quarter of fiscal 2022 will be treated as an exchange of like-kind property under Section 1031 of the Internal Revenue Code of 1986, as amended, for the purpose of deferring approximately $4,300 of the taxable gain arising from the sale of the Houston property. A VIE was established during the second quarter of fiscal 2022 for purposes of acquiring the Tampa, Florida property, of which the Company was the primary beneficiary by virtue of our control over the activities that most significantly impact the entity's economic performance. Subsequent to the completion of the exchange transactions during the third quarter of fiscal 2022, the sole equity interest in the VIE was transferred to Bassett and the entity is now consolidated as a wholly owned subsidiary

Other loss, net for the fiscal 2022 includes a gain of $1,441 arising from death benefits from Company-owned life insurance.

15. Leases and Lease Guarantees

Leases

See “Leases” under Note 2 for a discussion of our accounting policies and elections under Topic 842.

Supplemental balance sheet information related to our leases as of November 25, 2023 and November 26, 2022 is as follows:

	November 25, 2023	November 26, 2022
Operating leases:
Right of use assets	$100,888	$99,472
Lease liabilties, short-term	18,827	18,819
Lease liabilties, long-term	97,357	97,477

Finance leases:
Right of use assets (1)	$327	$623
Lease liabilties, short-term (2)	246	282
Lease liabilties, long-term (3)	99	360

(1) Included in property & equipment, net in our consolidated balance sheet.

(2) Included in other current liabilites and accrued expenses in our consolidated balance sheet.

(3) Included in other long-term liabilites and accrued expenses in our consolidated balance sheet.

Our right-of-use assets under operating leases by segment as of November 25, 2023 and November 26, 2022 are as follows:

	November 25, 2023	November 26, 2022
Wholesale	$8,689	$8,138
Retail	92,190	91,289
Corporate & other	9	45
Total right of use assets	$100,888	$99,472

The components of our lease cost for 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Lease cost:
Operating lease cost	$24,287	$24,399	$24,367
Financing lease cost:
Amortization of right-of-use assets	278	279	95
Interest on lease liabilities	22	35	15
Short-term lease cost	401	674	387
Variable lease cost (net of abatements received)	260	447	277
Sublease income	(1,093)	(1,444)	(1,292)
Total lease cost	$24,155	$24,390	$23,849

Supplemental lease disclosures as of November 25, 2023, November 26, 2022 and November 27, 2021 and for the fiscal years then ended are as follows:

	Operating	Financing

For the year ended November 27, 2021:
Cash paid for amounts included in the measurements of lease liabilities	26,842	103
Lease liabilities arising from new right-of-use assets	15,678	927

For the year ended November 26, 2022:
Cash paid for amounts included in the measurements of lease liabilities	26,913	302
Lease liabilities arising from new right-of-use assets	23,171	73

For the year ended November 25, 2023:
Cash paid for amounts included in the measurements of lease liabilities	26,854	301
Lease liabilities arising from new right-of-use assets	21,921	-

As of November 27, 2021:
Weighted average remaining lease terms (years)	6.3	3.2
Weighted average discount rates	5.07%	4.63%

As of November 26, 2022:
Weighted average remaining lease terms (years)	6.2	2.3
Weighted average discount rates	5.53%	4.68%

As of November 25, 2023:
Weighted average remaining lease terms (years)	5.5	1.4
Weighted average discount rates	5.78%	4.72%

Future payments under our leases and the present value of the obligations as of November 25, 2023 are as follows:

	Operating Leases	Financing Leases

Fiscal 2024	$25,269	$256
Fiscal 2025	26,003	94
Fiscal 2026	24,213	5
Fiscal 2027	20,850	2
Fiscal 2028	16,872	-
Thereafter	26,841	-
Total lease payments	140,048	357
Less: interest	23,864	12
Total lease obligations	$116,184	$345

We sublease a small number of our leased locations to certain of our licensees for operation as BHF network stores. The terms of these leases generally match those of the lease we have with the lessor. In addition, we sublease space in certain closed store locations that are still under lease. Minimum future lease payments due to us under these subleases are as follows:

Fiscal 2024	$899
Fiscal 2025	899
Fiscal 2026	586
Fiscal 2027	215
Fiscal 2028	-
Thereafter	-
Total minimum future rental income	$2,599

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. Lease guarantees range from one to five years. We were contingently liable under licensee lease obligation guarantees in the amount of $1,845 and $1,880 at November 25, 2023 and November 26, 2022, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 25, 2023 and November 26, 2022, were not material.

16. Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

17. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2023	2022	2021
Earnings (loss) per share - continuing operations:
Numerator:
Net income (loss) from continuing operations	$(3,171)	$25,360	$16,921

Denominator:
Denominator for basic income per share - weighted average shares	8,784,759	9,394,873	9,835,829
Effect of dilutive securities*	-	8,107	7,945
Denominator for diluted income per share — weighted average shares and assumed conversions	8,784,759	9,402,980	9,843,774

Basic income (loss) per share - continuing operations:	$(0.36)	$2.70	$1.72

Diluted income (loss) per share - continuing operations	$(0.36)	$2.70	$1.72

Earnings per share - discontinued operations:
Numerator:
Net income from discontinued operations	$-	$39,985	$1,121

Denominator:
Denominator for basic income per share - weighted average shares	8,784,759	9,394,873	9,835,829
Effect of dilutive securities*	-	8,107	-
Denominator for diluted income per share — weighted average shares and assumed conversions	8,784,759	9,402,980	9,835,829

Basic income per share - discontinued operations	$-	$4.26	$0.11

Diluted income per share - discontinued operations	$-	$4.26	$0.11

*Due to the net loss in 2023, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For fiscal 2023, 2022 and 2021, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	2023	2022	2021
Unvested restricted shares	92,313	-	-

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

(1)

This was held in escrow until the first anniversary of the sale, at which time the full amount was released to the Company on March 2, 2023. This amount was included in other current assets in the accompanying condensed consolidated balance sheet at November 26, 2022.

The sales price was subject to customary post-closing working capital adjustments which were paid during the second half of fiscal 2022 and resulted in a pre-tax gain from the sale of Zenith of $52,534.

The operations of our logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying consolidated statements of operations as discontinued operations.

Following the sale of Zenith, certain of Zenith’s liabilities primarily representing reserves and accrued liabilities for pre-disposal workers’ compensation, health insurance and auto liability claims were retained by Bassett. The remaining balance of these reserves and accruals totaled $358 and $639 at November 25, 2023 and November 26, 2022, respectively, and are included in other current liabilities and accrued expenses in the accompanying condensed consolidated balance sheet.

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the consolidated statements of operations for fiscal 2023, 2022 and 2021:

	2023	2022	2021
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$-	$16,776	$55,648
Cost of logistical services	-	15,001	53,905
Other loss, net	-	(63)	(260)

Income from operations of logistical services	-	1,712	1,483
Gain on disposal	-	52,534	-
Pretax income of discontinued operations	-	54,246	1,483
Income tax expense	-	14,261	362

Income from discontinued operations, net of tax	$-	$39,985	$1,121

The amounts for revenue and costs of logistical services shown above represent the results of Zenith’s business transactions with third parties. Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during 2022 prior to disposal, and $31,329 for all of 2021. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we incurred $26,125 and $27,604 of expense during 2023 and 2022, respectively, for the performance of logistical services.

Included in other loss, net, is interest arising from finance leases assumed by J.B. Hunt as part of the transaction. Such interest amounted to $78 and $289 for 2022 and 2021, respectively.

The following table summarizes the cash flows generated by discontinued operations during 2023, 2022 and 2021:

	2023 (1)	2022 (1)	2021
Cash provided by operating activities	$-	$1,681	$4,082
Cash used in investing activities	-	(81)	(4,508)
Cash used in financing activities	-	(371)	(1,259)

Net cash provided by (used in) discontinued operations	$-	$1,229	$(1,685)

(1)	Excludes net proceeds from the sale of Zenith.

19. Segment Information

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

Prior to the beginning of fiscal 2023, the functions included in Corporate and other were included in our wholesale reportable segment, and Noa Home was included in our retail reportable segment for the fourth quarter of fiscal 2022 following its acquisition on September 2, 2022. We believe that the new alignment of our reporting segments provides our chief operating decision maker with clearer information with which to assess the operating results of our wholesale segment. Noa Home does not meet the requirements to be a separate reportable segment as it is below the thresholds of the revenue, income and asset tests. The segment information presented below for fiscal 2022 and 2021 has been restated to reflect the new alignment of our reportable segments.

Our former logistical services segment which represented the operations of Zenith is now presented as a discontinued operation in the accompanying condensed consolidated balances sheets and statements of operations (see Note 18).

The following table presents segment information for each of the last three fiscal years:

	2023	2022	2021
Sales Revenue
Wholesale sales of furniture and accessories	$248,911	$324,569	$295,329
Less: Sales to retail segment	(103,519)	(125,889)	(112,270)
Wholesale sales to external customers	145,392	198,680	183,059
Retail sales of furniture and accessories	235,940	285,119	247,827
Corporate & Other	8,804	1,802	-
Consolidated net sales of furniture and accessories	$390,136	$485,601	$430,886

Income (loss) from Continuing Operations
Wholesale	$30,699	$41,979	$43,946
Retail	(536)	19,352	3,924
Net expenses - Corporate and other	(29,926)	(30,997)	(24,829)
Inter-company elimination	1,024	(64)	1,216
Gain on revaluation of contingent consideration	1,013	-	-
Goodwill impairment charge	(5,409)	-	-
Gain on sale of real estate	-	4,595	-
Consolidated income (loss) from continuing operations	$(3,135)	$34,865	$24,257

Depreciation and Amortization
Wholesale	$2,455	$2,410	$2,112
Retail	5,502	5,750	6,580
Corporate and other	2,184	1,883	1,274
Discontinued operations	-	1,266	4,631
Consolidated	$10,141	$11,309	$14,597

Capital Expenditures
Wholesale	$2,295	$5,509	$4,177
Retail	9,877	10,549	299
Corporate and other	5,317	5,238	1,766
Discontinued operations	-	-	4,508
Consolidated	$17,489	$21,296	$10,750

Identifiable Assets
Wholesale	$99,004	$125,433	$123,469
Retail	166,604	162,222	155,398
Corporate and Other	104,816	118,618	78,972
Discontinued operations	-	-	63,821
Consolidated	$370,424	$406,273	$421,660

See Note 20 for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

20. Revenue Recognition

Disaggregated revenue information for sales of furniture and accessories by product category for fiscal years 2023, 2022 and 2021, excluding intercompany transactions between our segments, is as follows:

	2023				2022				2021
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$89,005	$134,000	$-	$223,005	$124,565	$163,755	$-	$288,320	$105,445	$139,527	$-	$244,972
Bassett Leather	26,701	1,951	-	28,652	35,953	1,707	-	37,660	36,157	226	-	36,383
Bassett Custom Wood	17,357	36,732	-	54,089	22,534	43,208	-	65,742	24,079	30,931	-	55,010
Bassett Casegoods	12,329	32,252	-	44,581	15,628	40,146	-	55,774	17,378	42,658	-	60,036
Accessories, mattresses and other (1)	-	31,005	8,804	39,809	-	36,303	1,802	38,105	-	34,485	-	34,485
Consolidated Furniture and Accessories revenue	$145,392	$235,940	$8,804	$390,136	$198,680	$285,119	$1,802	$485,601	$183,059	$247,827	$-	$430,886

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)	Beginning with the fourth quarter of fiscal 2022, our Corporate and other segment includes the sales of Noa Home, which was acquired on September 2, 2022 (see Note 3).

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 25, 2023 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 25, 2023, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Bassett Furniture Industries, Incorporated and Subsidiaries’ internal control over financial reporting as of November 25, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bassett Furniture Industries, Incorporated and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 25, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 25, 2023 and November 26, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended November 25, 2023, and the related notes and schedule and our report dated January 25, 2024 expressed an unqualified opinion thereon.

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

January 25, 2024

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

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

Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 25, 2023, November 26, 2022 and November 27, 2021; Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42); Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting (PCAOB ID 42).

	(2)	Financial Statement Schedule:

		Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 25, 2023, November 26, 2022 and November 27, 2021

	(3)	Listing of Exhibits

3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on January 16, 2024.

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

*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers is incorporated herein by reference to Exhibit 10M to Form 10-K filed with the SEC on January 31, 2022.

*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

*10Q.	Form of Indemnity Agreement incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 18, 2022.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Bassett Furniture Industries, Incorporated, Clawback Policy

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Management contract or compensatory plan or arrangement of the Company.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: January 25, 2024
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Emma S. Battle	Date: January 25, 2024
Emma S. Battle Director

By:	/s/ John R. Belk	Date: January 25, 2024
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: January 25, 2024
Kristina K. Cashman Director

By:	/s/ Virginia W. Hamlet	Date: January 25, 2024
Virginia W. Hamlet Director

By:	/s/ J. Walter McDowell	Date: January 25, 2024
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: January 25, 2024
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: January 25, 2024
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: January 25, 2024
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule  II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 25, 2023, November 26, 2022 and November 27, 2021

(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other	Balance End of Period
For the Year Ended November 27, 2021:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$905	$(161)	$(177)	$-	$567

Notes receivable valuation reserves	$359	$-	$-	$-	$359

For the Year Ended November 26, 2022:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$567	$761	$(67)	$-	$1,261

Notes receivable valuation reserves	$359	$-	$(359)	$-	$-

Income tax valuation allowance	$-	$1,339	$-	$-	$1,339

For the Year Ended November 25, 2023:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,261	$219	$(945)	$-	$535

Income tax valuation allowance	$1,339	$452	$-	$-	$1,791

(1)	Deductions are for the purpose for which the reserve was created.