Form 10-Q
period 2024-03-02
BASSETT FURNITURE INDUSTRIES INC
filed 2024-04-03
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2024

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At April 1, 2024, 8,828,751 shares of common stock of the Registrant were outstanding.

1 of 34

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM	PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of March 2, 2024 (unaudited) and November 25, 2023 and for the three months ended March 2, 2024 (unaudited) and February 25, 2023 (unaudited)

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Statements of Comprehensive Income (Loss)	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

3.	Quantitative and Qualitative Disclosures About Market Risk	28

4.	Controls and Procedures	28

PART II - OTHER INFORMATION

1.	Legal Proceedings	29

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29

3.	Defaults Upon Senior Securities	29

6.	Exhibits	29

2 of 34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MARCH 2, 2024 AND FEBRUARY 25, 2023 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	March 2, 2024	February 25, 2023

Net sales of furniture and accessories	$86,554	$107,698
Cost of furniture and accessories sold	38,687	50,501
Gross profit	47,867	57,197

Selling, general and administrative expenses	50,224	54,495
Income (loss) from operations	(2,357)	2,702

Interest income	756	152
Other loss, net	(104)	(567)
Income (loss) before income taxes	(1,705)	2,287

Income tax expense (benefit)	(512)	842

Net income (loss)	$(1,193)	$1,445

Basic earnings (loss) per share	$(0.14)	$0.16

Diluted earnings (loss) per share	$(0.14)	$0.16

Regular dividends per share	$0.18	$0.16

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED MARCH 2, 2024 AND FEBRUARY 25, 2023 – UNAUDITED

(In thousands)

	Quarter Ended
	March 2, 2024	February 25, 2023

Net income (loss)	$(1,193)	$1,445
Other comprehensive income (loss):
Foreign currency translation adjustments	(225)	(186)
Income taxes related to foreign currency translation adjustments	58	50
Amortization associated with Long Term Cash Awards (LTCA)	15	32
Income taxes related to LTCA	(4)	(8)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	(6)	-
Income taxes related to SERP	1	-

Other comprehensive income (loss), net of tax	(161)	(112)

Total comprehensive income (loss)	$(1,354)	$1,333

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 2, 2024 AND NOVEMBER 25, 2023

(In thousands)

	(Unaudited)
	March 2, 2024	November 25, 2023
Assets
Current assets
Cash and cash equivalents	$40,609	$52,407
Short-term investments	17,775	17,775
Accounts receivable, net	13,942	13,736
Inventories	62,957	62,982
Recoverable income taxes	2,206	2,574
Other current assets	12,016	8,480
Total current assets	149,505	157,954

Property and equipment, net	83,590	83,981

Deferred income taxes	5,567	4,645
Goodwill and other intangible assets	16,069	16,067
Right of use assets under operating leases	99,390	100,888
Other	7,324	6,889
Total long-term assets	128,350	128,489
Total assets	$361,445	$370,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,635	$16,338
Accrued compensation and benefits	7,679	8,934
Customer deposits	22,763	22,788
Current portion operating lease obligations	17,530	18,827
Other current liabilites and accrued expenses	10,678	11,003
Total current liabilities	73,285	77,890

Long-term liabilities
Post employment benefit obligations	10,678	10,207
Long-term portion of operating lease obligations	95,312	97,357
Other long-term liabilities	1,532	1,529
Total long-term liabilities	107,522	109,093

Stockholders’ equity
Common stock	43,883	43,842
Retained earnings	136,588	139,354
Additional paid-in capital	175	93
Accumulated other comprehensive income (loss)	(8)	152
Total stockholders' equity	180,638	183,441
Total liabilities and stockholders’ equity	$361,445	$370,424

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 2, 2024 AND FEBRUARY 25, 2023 – UNAUDITED

(In thousands)

	Three Months Ended
	March 2, 2024	February 25, 2023
Operating activities:
Net income (loss)	$(1,193)	$1,445
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,664	2,340
Deferred income taxes	(922)	132
Other, net	302	852
Changes in operating assets and liabilities:
Accounts receivable	(206)	(470)
Inventories	25	6,466
Other current assets	(3,167)	30
Right of use assets under operating leases	4,375	4,587
Customer deposits	(24)	(4,923)
Accounts payable and other liabilities	(3,374)	(4,596)
Obligations under operating leases	(6,219)	(5,300)
Net cash provided by (used in) operating activities	(7,739)	563

Investing activities:
Purchases of property and equipment	(2,076)	(3,341)
Other	(270)	(563)
Net cash used in investing activities	(2,346)	(3,904)

Financing activities:
Cash dividends	(1,573)	(1,421)
Other issuance of common stock	86	80
Repurchases of common stock	-	(1,844)
Taxes paid related to net share settlement of equity awards	(161)	(109)
Repayments of finance lease obligations	(74)	(69)
Net cash used in financing activities	(1,722)	(3,363)
Effect of exchange rate changes on cash and cash equivalents	9	(29)
Change in cash and cash equivalents	(11,798)	(6,733)
Cash and cash equivalents - beginning of period	52,407	61,625
		.
Cash and cash equivalents - end of period	$40,609	$54,892

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2024 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 14 weeks of operations for the quarter ended March 2, 2024 as compared with 13 weeks included in the quarter ended February 25, 2023.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended March 2, 2024 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2023.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 30.0% and 36.8% for the three months ended March 2, 2024 and February 25, 2023, respectively. The effective rates for the three months ended March 2, 2024 and February 25, 2023 differ from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home Inc. (“Noa Home”), the effects of state income taxes and various permanent differences.

Non-cash Investing and Financing Activity

During the three months ended March 2, 2024 and February 25, 2023, $3,044 and $3,406, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

7 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
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

Investments

Our short-term investments of $17,775 at both March 2, 2024 and November 25, 2023 consisted of CDs. At March 2, 2024, the CDs had original terms averaging seven months, bearing interest at rates ranging from 0.7% to 5.45% and the weighted average remaining time to maturity was approximately five months and the weighted average yield of the CDs was approximately 5.04%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at March 2, 2024 and November 25, 2023 approximates their fair value.

4. Accounts Receivable

Accounts receivable consists of the following:

	March 2, 2024	November 25, 2023
Gross accounts receivable	$14,689	$14,271
Allowance for doubtful accounts	(747)	(535)
Accounts receivable, net	$13,942	$13,736

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

Activity in the allowance for credit losses for the three months ended March 2, 2024 was as follows:

2024

Balance at November 25, 2023	$535
Additions charged to expense	224
Write-offs against allowance	(12)
Balance at March 2, 2024	$747

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
MARCH 2, 2024
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

Inventories were comprised of the following:

	March 2, 2024	November 25, 2023
Wholesale finished goods	$26,450	$27,521
Work in process	696	637
Raw materials and supplies	18,758	18,655
Retail merchandise	33,826	33,090
Total inventories on first-in, first-out method	79,730	79,903
LIFO adjustment	(11,772)	(11,738)
Reserve for excess and obsolete inventory	(5,001)	(5,183)
	$62,957	$62,982

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 25, 2023	$4,145	$1,038	$5,183
Additions charged to expense	621	136	757
Write-offs	(817)	(122)	(939)
Balance at March 2, 2024	$3,949	$1,052	$5,001

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2024 and do not anticipate that our methodology is likely to change in the future.

9 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 2, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(350)	$162

Intangibles not subject to amortization:
Trade names			8,690
Goodwill			7,217
Total goodwill and other intangible assets			$16,069

	November 25, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(337)	$175

Intangibles not subject to amortization:
Trade names			8,675
Goodwill			7,217
Total goodwill and other intangible assets			$16,067

There were no changes in the carrying amounts of goodwill during the three months ended March 2, 2024.

The carrying amounts of goodwill by reportable segment, including accumulated impairment losses, at both March 2, 2024 and November 25, 2023 were as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Corporate and other	5,409	(5,409)	-

Total goodwill	$16,523	$(9,306)	$7,217

10 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three months ended March 2, 2024 and February 25, 2023 was as follows:

	Quarter Ended
	March 2, 2024	February 25, 2023

Intangible asset amortization expense	$14	$14

Estimated future amortization expense for intangible assets that exist at March 2, 2024 is as follows:

Remainder of fiscal 2024	$43
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	5
Fiscal 2028	-
Fiscal 2029	-
Total	$162

7. Bank Credit Facility

Our bank credit facility provides for a line of credit of up to $25,000. At March 2, 2024, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

Due to our results of operations in 2023, we were not in compliance with certain of these covenants at the end of our 2023 fiscal year. Consequently, our bank agreed to reduce the consolidated fixed charge coverage ratio to 1.0 times and increase the consolidated lease-adjusted leverage ratio to 3.75 times, as defined, for the year ended November 25, 2023 and the quarter ended March 2, 2024. We were in compliance with the amended covenants at November 25, 2023 and at March 2, 2024. The respective ratios will revert back to the previous values for the quarter ending June 1, 2024. We are in negotiations with our bank and plan to have an amended, restated or new agreement with a similar line of credit in place by the end of the second quarter of 2024.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $5,784 and $5,778 as of March 2, 2024 and November 25, 2023, respectively.

11 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five management employees in the amount of $400 each. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,257 and $1,234 as of March 2, 2024 and November 25, 2023, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	March 2, 2024	November 25, 2023
Accrued compensation and benefits	$792	$792
Post employment benefit obligations	6,249	6,220
Total pension liability	$7,041	$7,012

Components of net periodic pension costs for our defined benefit plans for the three months ended March 2, 2024 and November 25, 2023 are as follows:

	Quarter Ended
	March 2, 2024	February 25, 2023
Service cost	$3	$7
Interest cost	98	93
Amortization of prior service costs	25	31
Amortization of loss	(16)	-
Net periodic pension cost	$110	$131

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,642 and $1,655 as of March 2, 2024 and November 25, 2023, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $3,117 and $2661 as of March 2, 2024 and November 25, 2023, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	March 2, 2024	November 25, 2023
Accrued compensation and benefits	$329	$329
Post employment benefit obligations	4,429	3,987
Total deferred compensation liability	$4,758	$4,316

12 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

We recognized expense under our deferred compensation arrangements during the three months ended March 2, 2024 and February 25, 2023 as follows:

	Quarter Ended
	March 2, 2024	February 25, 2023
Deferred compensation expense (benefit)	$455	$78

9. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under a licensee lease obligation guarantee in the amounts of $1,750 and $1,845 at March 2, 2024 and November 25, 2023, respectively. The remaining term under this lease guarantee extends for four and a half years.

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of this lease guarantee (an estimate of the cost to the Company to perform on the guarantee) at March 2, 2024 and November 25, 2023 was not material.

10. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended March 2, 2024:

Basic loss per share	$(1,193)	8,740,637	$(0.14)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share - continuing operations	$(1,193)	8,740,637	$(0.14)

For the quarter ended February 25, 2023:

Basic earnings per share	$1,445	8,867,881	$0.16
Add effect of dilutive securities:
Options and restricted shares	-	29,122	-
Diluted earnings per share	$1,445	8,897,003	$0.16

*Due to the net loss for the period, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

13 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

For the three months ended March 2, 2024 and February 25, 2023, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	March 2, 2024	February 25, 2023

Unvested shares	61,413	51,000

11. Segment Information

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

●

Corporate and other – Corporate and other includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segment, Noa Home, which was acquired on September 2, 2022.

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

14 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	March 2, 2024	February 25, 2023
Sales Revenue
Wholesale sales of furniture and accessories	$54,700	$69,884
Less: Sales to retail segment	(23,762)	(30,099)
Wholesale sales to external customers	30,938	39,785
Retail sales of furniture and accessories	53,754	64,962
Corporate and other	1,862	2,951
Consolidated net sales of furniture and accessories	$86,554	$107,698

Income (Loss) from Operations
Wholesale	$6,760	$8,994
Retail - Company-owned stores	(1,612)	1,530
Net expenses - Corporate and other	(7,595)	(7,771)
Inter-company elimination	90	(51)
Consolidated	$(2,357)	$2,702

Depreciation and Amortization
Wholesale	$619	$606
Retail - Company-owned stores	1,380	1,299
Corporate and other	665	435
Consolidated	$2,664	$2,340

Capital Expenditures
Wholesale	$163	$637
Retail - Company-owned stores	1,333	1,282
Corporate and other	580	1,422
Consolidated	$2,076	$3,341

	As of	As of
Identifiable Assets	March 2, 2024	November 25, 2023
Wholesale	$98,491	$99,004
Retail - Company-owned stores	167,849	166,604
Corporate and other	95,105	104,816
Consolidated	$361,445	$370,424

See Note 12, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

15 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

12. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $22,763 and $22,788 as of March 2, 2024 and November 25, 2023, respectively. Approximately 85% of the customer deposits held as of November 25, 2023 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the three months ended March 2, 2024.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At March 2, 2024 and November 25, 2023, our balance of prepaid commissions included in other current assets was $2,451 and $2,245, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three months ended March 2, 2024 and February 25, 2023, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	March 2, 2024				February 25, 2023
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$20,375	$29,803	$-	$50,178	$24,506	$36,159	$-	$60,665
Bassett Leather	3,955	827	-	4,782	6,805	494	-	7,299
Bassett Custom Wood	3,751	8,198	-	11,949	4,876	9,669	-	14,545
Bassett Casegoods	2,857	7,385	-	10,242	3,598	10,050	-	13,648
Accessories, mattresses and other (1)	-	7,541	1,862	9,403	-	8,590	2,951	11,541
Consolidated net sales of furniture and accessories	$30,938	$53,754	$1,862	$86,554	$39,785	$64,962	$2,951	$107,698

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)	Our Corporate and other segment for the three months ended March 2, 2024 and February 25, 2023 includes the sales of Noa Home.

16 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

13. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three months ended March 2, 2024 and February 25, 2023:

	Quarter Ended
	March 2, 2024	February 25, 2023
Common Stock:

Beginning of period	$43,842	$44,759
Issuance of common stock	93	92
Purchase and retirement of common stock	(52)	(540)

End of period	$43,883	$44,311

Common Shares Issued and Outstanding:

Beginning of period	8,768,221	8,951,839
Issuance of common stock	18,488	18,381
Purchase and retirement of common stock	(10,360)	(108,083)

End of period	8,776,349	8,862,137

Additional Paid-in Capital:

Beginning of period	$93	$-
Issuance of common stock	(7)	(12)
Purchase and retirement of common stock	(109)	(200)
Stock based compensation	198	212

End of period	$175	$-

Retained Earnings:

Beginning of period	$139,354	$150,800
Net income (loss) for the period	(1,193)	1,445
Purchase and retirement of common stock	-	(1,213)
Cash dividends declared	(1,573)	(1,421)

End of period	$136,588	$149,611

Accumulated Other Comprehensive Loss:

Beginning of period	$152	$50
Cumulative translation adjustments, net of tax	(167)	(136)
Amortization of pension costs, net of tax	7	24

End of period	$(8)	$(62)

The balance of cumulative translation adjustments, net of tax, was a net loss of $654 and $486 at March 2, 2024 and November 25, 2023, respectively.

17 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

14. Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of March 2, 2024 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 740) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require: that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); and that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments in ASU 2022-03 will become effective for us as for our 2025 fiscal year and for interim periods beginning with our 2026 fiscal year. Early adoption is permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

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
MARCH 2, 2024
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

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 25, 2023.

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

19 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2024 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 14 weeks of operations for the quarter ended March 2, 2024 as compared to 13 weeks included in the quarter ended February 25, 2023.

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. Our products are sold primarily through a network of Company-owned and licensee-owned branded stores under the Bassett Home Furnishings (“BHF”) name, with additional distribution through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We also sell our products through our newly redesigned website at www.bassettfurniture.com. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 122-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

With 88 BHF stores at March 2, 2024, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Digital outreach strategies have become the primary vehicle for brand advertising and customer acquisition. As a result, we have been engaged in a multi-year cross-functional digital transformation initiative with the first phase consisting of the examination and improvement of our underlying data management processes. During fiscal 2022, we implemented a comprehensive Product Information Management system which allows us to enhance and standardize our product development and data management and governance processes. This results in more consistent data that our merchandizing and sales teams can use in analyzing various product and sales trends in order to make better informed decisions. We also introduced a new web platform in August of 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. We plan to implement several enhancements to the site in 2024 that we believe will improve the overall customer experience and brand presentation. While we have made it easier to purchase on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities.

During the fourth quarter of fiscal 2022 we acquired Noa Home, a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Singapore and the United Kingdom. With a lean staffing model, the Noa Home team has built an operational blueprint that has the potential for significant growth. We believe the acquisition will provide Bassett with a greater online presence and will allow us to attract more digitally native consumers. We are currently in the process of expanding Noa Home’s product assortment and categories offered on the Canadian website. In August of 2023, we introduced the Noa Home brand in the United States.

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
MARCH 2, 2024
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

Retail Stores

During the first quarter of 2024 we opened two new Corporate-owned stores located in Tampa, Florida and Houston, Texas. As of March 2, 2024, we had 58 Corporate-owned stores operating. One licensee-owned store in La Jolla, California was closed during the first quarter of 2024. As of March 2, 2024 there were 30 licensee-owned stores in operation.

Results of Continuing Operations – Periods ended March 2, 2024 compared with the periods ended February 25, 2023:

Consolidated results of continuing operations for the three months ended March 2, 2024 and February 25, 2023 are as follows:

	Quarter Ended				Change
	March 2, 2024*		February 25, 2023		Dollars	Percent

Net sales of furniture and accessories	$86,554	100.0%	$107,698	100.0%	$(21,144)	-19.6%
Cost of furniture and accessories sold	38,687	44.7%	50,501	46.9%	(11,814)	-23.4%
Gross profit	47,867	55.3%	57,197	53.1%	(9,330)	-16.3%
SG&A expenses	50,224	58.0%	54,495	50.6%	(4,271)	-7.8%
Income (loss) from operations	$(2,357)	-2.7%	$2,702	2.5%	$(5,059)	-187.2%

*14 weeks for fiscal 2024 as compared with 13 weeks for fiscal 2023.

Analysis of Quarterly Results:

Total sales revenue for the three months ended March 2, 2024 decreased $21,144 or 20% from the prior year period due to a 22% decline in wholesale sales along with a 17% decrease in retail sales through the Company-owned stores and a 37% decline in sales at Noa Home.

Gross margins for the three months ended March 2, 2024 increased 220 basis points over the prior year period.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended March 2, 2024 increased 740 basis points from 2023 primarily due to the deleverage of fixed costs caused by lower sales volumes.

21 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
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

●

Corporate and other – Corporate and other includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segment, Noa Home, which was acquired on September 2, 2022.

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
MARCH 2, 2024
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

	Quarter Ended March 2, 2024
	Non-GAAP Presentation						GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Consolidated

Net sales of furniture and accessories	$54,700	$53,754	$1,862	$(23,762	)(1)	$-	$86,554
Cost of furniture and accessories sold	36,709	24,741	809	(23,572	)(2)	-	38,687
Gross profit	17,991	29,013	1,053	(190)		-	47,867
SG&A expense	11,231	30,625	8,648	(280	)(3)	-	50,224
Income (loss) from operations	$6,760	$(1,612)	$(7,595)	$90		$-	$(2,357)

	Quarter Ended February 25, 2023
	Non-GAAP Presentation						GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Consolidated

Net sales of furniture and accessories	$69,884	$64,962	$2,951	$(30,099	)(1)	$-	$107,698
Cost of furniture and accessories sold	48,278	30,586	1,433	(29,796	)(2)	-	50,501
Gross profit	21,606	34,376	1,518	(303)		-	57,197
SG&A expense	12,612	32,846	9,289	(252	)(3)	-	54,495
Income from operations	$8,994	$1,530	$(7,771)	$(51)		$-	$2,702

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
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

23 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three months ended March 2, 2024 and February 25, 2023 are as follows:

	Quarter Ended				Change
	March 2, 2024*		February 25, 2023		Dollars	Percent

Net sales	$54,700	100.0%	$69,884	100.0%	$(15,184)	-21.7%
Gross profit (1)	17,991	32.9%	21,606	30.9%	(3,615)	-16.7%
SG&A expenses	11,231	20.5%	12,612	18.0%	(1,381)	-10.9%
Income from operations	$6,760	12.4%	$8,994	12.9%	$(2,234)	-24.8%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*14 weeks for fiscal 2024 as compared with 13 weeks for fiscal 2023.

Wholesale sales by major product category are as follows:

	Quarter Ended
	March 2, 2024*				February 25, 2023				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$20,375	$14,767	$35,142	64.2%	$24,506	$19,344	$43,850	62.7%	$(8,708)	-19.9%
Bassett Leather	3,955	535	4,490	8.2%	6,805	18	6,823	9.8%	(2,333)	-34.2%
Bassett Custom Wood	3,751	4,892	8,643	15.8%	4,876	5,940	10,816	15.5%	(2,173)	-20.1%
Bassett Casegoods	2,857	3,568	6,425	11.7%	3,598	4,797	8,395	12.0%	(1,970)	-23.5%
Total	$30,938	$23,762	$54,700	100.0%	$39,785	$30,099	$69,884	100.0%	$(15,184)	-21.7%

*14 weeks for fiscal 2024 as compared with 13 weeks for fiscal 2023.

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended March 2, 2024 decreased $15,184 or 22% from the prior year period due primarily to a 20% decrease in shipments to the open market, a 21% decrease in shipments to our retail store network and a 26% decrease in Lane Venture shipments. Gross margins for the three months ended March 2, 2024 increased 200 basis points over the prior year primarily due to the expected improvement in the Bassett Leather business. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. We expect further margin improvement in the second quarter of 2024 with a return to normal margins in the third quarter of 2024. Margins in our Bassett Casegoods business also improved as expected primarily due to shipping more product that contained lower in-bound freight costs. In addition, margins in our Bassett Custom Wood business increased due to lower material costs, partially offset by deleverage of fixed manufacturing costs from lower sales volumes. SG&A expenses as a percentage of sales increased 250 basis points primarily due to reduced leverage of fixed costs from decreased sales.

Wholesale Backlog

Wholesale backlog at March 2, 2024 was $19,491 as compared to $18,478 at November 25, 2023 and $24,895 at February 25, 2023.

24 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended March 2, 2024 and February 25, 2023 are as follows:

	Quarter Ended				Change
	March 2, 2024*		February 25, 2023		Dollars	Percent

Net sales	$53,754	100.0%	$64,962	100.0%	$(11,208)	-17.3%
Gross profit (1)	29,013	54.0%	34,376	52.9%	(5,363)	-15.6%
SG&A expenses	30,625	57.0%	32,846	50.6%	(2,221)	-6.8%
Income (loss) from operations	$(1,612)	-3.0%	$1,530	2.4%	$(3,142)	-205.4%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*14 weeks for fiscal 2024 as compared with 13 weeks for fiscal 2023.

Retail sales by major product category are as follows:

	Quarter Ended				Change
	March 2, 2024*		February 25, 2023		Dollars	Percent

Bassett Custom Upholstery	$29,803	55.4%	$36,159	55.7%	$(6,356)	-17.6%
Bassett Leather	827	1.5%	494	0.8%	333	67.4%
Bassett Custom Wood	8,198	15.3%	9,669	14.9%	(1,471)	-15.2%
Bassett Casegoods	7,385	13.7%	10,050	15.5%	(2,665)	-26.5%
Accessories, mattresses and other (1)	7,541	14.0%	8,590	13.2%	(1,049)	-12.2%
Total	$53,754	100.0%	$64,962	100.0%	$(11,208)	-17.3%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*14 weeks for fiscal 2024 as compared with 13 weeks for fiscal 2023.

Analysis of Quarterly Results - Retail

Net sales for the three months ended March 2, 2024 decreased $11,208 or 17% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 3.5% from the first quarter of 2023. Gross margin for the three months ended March 2, 2024 improved 110 basis points over the prior period primarily due to higher margins on in-line and clearance goods from improved pricing disciplines. SG&A expenses as a percentage of sales for the three months ended March 2, 2024 increased 640 basis points primarily due to decreased leverage of fixed costs from lower sales volumes.

Retail Backlog

Retail backlog at March 2, 2024 was $31,307 compared to $30,902 at November 25, 2023 and $41,763 at February 25, 2023.

25 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

Corporate and Other

Revenues, costs and expenses of corporate and other for the three months ended March 2, 2023 and February 25, 2023 are as follows:

	Quarter Ended		Change
	March 2, 2024*	February 25, 2023	Dollars	Percent

Net sales	$1,862	$2,951	$(1,089)	-36.9%
Gross profit	1,053	1,518	(465)	-30.6%
SG&A expenses	8,648	9,289	(641)	-6.9%
Net expenses	$(7,595)	$(7,771)	$176	-2.3%

*14 weeks for fiscal 2024 as compared with 13 weeks for fiscal 2023.

Analysis of Quarterly Results – Corporate and Other

The decreases in sales and gross profit from the prior year period were primarily due to a shift in the second quarter of 2023 where Noa Home reduced advertising spend to improve advertising efficiency which resulted in lower overall sales but with greater leverage on advertising spend coupled with Noa Home’s exit of the Australia market during the first quarter of 2024. The $641 decrease in SG&A expenses was primarily due to decreased advertising and marketing spending by Noa Home partially offset by a slight increase in overall corporate overhead spending.

Other Items Affecting Net Income (Loss)

Interest Income

Interest income for the three months ended March 2, 2024 was $756 compared to $152 for the three months ended February 25, 2023. The net change from the prior year period was primarily due to higher interest income on our cash equivalents and investments in certificates of deposit.

Other Loss, Net

Other loss, net, for the three months ended March 2, 2024 was $104 compared to $567 for the three months ended February 25, 2023. The net change from the prior year periods was primarily due to lower costs associated with Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 30.0% and 36.8% for the three months ended March 2, 2024 and February 25, 2023, respectively. The effective rates differed from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first quarter of fiscal 2024 was $7,736 compared to cash provided by operations of $563 for the first quarter of fiscal 2023, representing a decrease of $8,302 in cash flows from operations. This decrease was primarily the result of changes in working capital due to the timing impact of expenditures as a result of an additional week in the first quarter of 2024 coupled with lower net income.

26 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

Our overall cash position declined $11,798 during the first quarter of 2024 compared to a decrease of $6,733 for the first quarter of 2023. During the first quarter of fiscal 2024, we spent $2,076 on purchases of property and equipment primarily consisting of the upfit of the new Tampa, Florida and Houston, Texas stores that opened in the first quarter of 2024, final payments on the Austin, Texas store remodel and expenditures related to various information technology and manufacturing plant projects. We also paid $1,573 in dividends during the first quarter of 2024. We made no purchases under our stock repurchase program during the first quarter of 2024 compared to $1,421 repurchased in the prior year period. We expect capital expenditures for the full year to range from $12 million to $14 million. As of March 2, 2024, $21,823 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $58,384 on hand at March 2, 2024, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Our bank credit facility provides for a line of credit of up to $25,000. At March 2, 2024, we had $3,731 outstanding under standby letters of credit against our line, leaving availability under our credit line of $21,269. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.5% and is unsecured. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis:

●	Consolidated fixed charge coverage ratio of not less than 1.4 times,

●	Consolidated lease-adjusted leverage ratio not to exceed 3.0 times, and

●	Minimum tangible net worth of $140,000.

Due to our results of operations in 2023, we were not in compliance with certain of these covenants at the end of our 2023 fiscal year. Consequently, our bank agreed to reduce the consolidated fixed charge coverage ratio to 1.0 times and increase the consolidated lease-adjusted leverage ratio to 3.75 times, as defined, for the year ended November 25, 2023 and the quarter ended March 2, 2024. We were in compliance with the amended covenants at November 25, 2023 and at March 2, 2024. The respective ratios will revert back to the previous values for the quarter ending June 1, 2024. We are in negotiations with our bank and plan to have an amended, restated or new agreement with a similar line of credit in place by the end of the second quarter of 2024.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at March 2, 2024 is $113,143 and is included in our accompanying condensed consolidated balance sheet at March 2, 2024. We were contingently liable under a licensee lease obligation guarantee in the amount of $1,750 at March 2, 2024. The remaining term under this lease guarantee extends for four and a half years. See Note 9 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $24,193 at March 2, 2024.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 25, 2023.

Off-Balance Sheet Arrangements

We utilize stand-by letters of credit in the procurement of certain goods in the normal course of business. In addition, we have guaranteed certain lease obligations of licensee operators for some of their store locations. See Note 9 to our condensed consolidated financial statements for further discussion of lease guarantees, including descriptions of the terms of such commitments and methods used to mitigate risks associated with these arrangements.

27 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 2, 2024
(Dollars in thousands except share and per share data)

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 9 to our condensed consolidated financial statements for further information regarding certain contingencies as of March 2, 2024.

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2023. We are also exposed to foreign currency market risk through our investment in Noa Home. Our investment in Noa Home is subject to changes in the value of the Canadian dollar versus the U.S. dollar. Additionally, Noa Home is exposed to other local currency fluctuation risk through its operations in Australia, Singapore and the United Kingdom. The impact of currency fluctuations on our financial position and results of operations of Noa Home has not been significant.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $24,193 at March 2, 2024 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligation of $1,750 which we have guaranteed on behalf of a licensee as of March 2, 2024 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At March 2, 2024, the unamortized balance of such right-of-use assets used in continuing operations totaled $99,082. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

28 of 34

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

MARCH 2, 2024

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. We did not repurchase any shares pursuant to the plan during the quarter ended March 2, 2024. At March 2, 2024, $21,823 remained available for share repurchases under the plan.

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
April 3, 2024

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer April 3, 2024

30 of 34