Form 10-Q
period 2024-06-01
BASSETT FURNITURE INDUSTRIES INC
filed 2024-07-11
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2024

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

At July 5, 2024, 8,792,381 shares of common stock of the Registrant were outstanding.

1 of 35

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of June 1, 2024 (unaudited) and November 25, 2023 and for the three and six months ended June 1, 2024 (unaudited) and May 27, 2023 (unaudited)

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Statements of Comprehensive Income (Loss)	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	32

4.	Controls and Procedures	32

PART II - OTHER INFORMATION

1.	Legal Proceedings	33

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33

3.	Defaults Upon Senior Securities	33

5.	Other Information	33

6.	Exhibits	33

2 of 35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 1, 2024 AND MAY 27, 2023 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023

Net sales of furniture and accessories	$83,410	$100,519	$169,964	$208,217
Cost of furniture and accessories sold	39,650	47,686	78,337	98,187
Gross profit	43,760	52,833	91,627	110,030

Selling, general and administrative expenses	46,707	51,366	96,931	105,861
Asset impairment charges	5,515	-	5,515	-
Gain on revaluation of contingent consideration	-	1,013	-	1,013
Income (loss) from operations	(8,462)	2,480	(10,819)	5,182

Interest income	627	569	1,383	721
Other loss, net	(276)	(505)	(380)	(1,072)
Income (loss) before income taxes	(8,111)	2,544	(9,816)	4,831

Income tax expense (benefit)	(910)	468	(1,422)	1,310

Net income (loss)	$(7,201)	$2,076	$(8,394)	$3,521

Basic earnings (loss) per share	$(0.82)	$0.24	$(0.96)	$0.40

Diluted earnings (loss) per share	$(0.82)	$0.24	$(0.96)	$0.40

Regular dividends per share	$0.18	$0.16	$0.34	$0.32

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED JUNE 1, 2024 AND MAY 27, 2023 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended
	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023

Net income (loss)	$(7,201)	$2,076	$(8,394)	$3,521
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	(93)	(234)	(279)
Income taxes related to foreign currency translation adjustments	2	24	60	74
Amortization associated with Long Term Cash Awards (LTCA)	15	31	30	63
Income taxes related to LTCA	(4)	(8)	(8)	(16)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	(5)	-	(11)	-
Income taxes related to SERP	2	-	3	-

Other comprehensive income (loss), net of tax	1	(46)	(160)	(158)

Total comprehensive income (loss)	$(7,200)	$2,030	$(8,554)	$3,363

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 1, 2024 AND NOVEMBER 25, 2023

(In thousands)

	(Unaudited)
	June 1, 2024	November 25, 2023
Assets
Current assets
Cash and cash equivalents	$42,646	$52,407
Short-term investments	17,814	17,775
Accounts receivable, net	13,495	13,736
Inventories	56,875	62,982
Recoverable income taxes	2,896	2,574
Other current assets	9,377	8,480
Total current assets	143,103	157,954

Property and equipment, net	79,802	83,981

Deferred income taxes	6,085	4,645
Goodwill and other intangible assets	14,213	16,067
Right of use assets under operating leases	94,748	100,888
Other	7,313	6,889
Total long-term assets	122,359	128,489
Total assets	$345,264	$370,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,188	$16,338
Accrued compensation and benefits	8,424	8,934
Customer deposits	23,021	22,788
Current portion operating lease obligations	18,293	18,827
Other current liabilites and accrued expenses	9,056	11,003
Total current liabilities	70,982	77,890

Long-term liabilities
Post employment benefit obligations	10,758	10,207
Long-term portion of operating lease obligations	90,646	97,357
Other long-term liabilities	1,218	1,529
Total long-term liabilities	102,622	109,093

Stockholders’ equity
Common stock	43,808	43,842
Retained earnings	127,807	139,354
Additional paid-in capital	52	93
Accumulated other comprehensive income (loss)	(7)	152
Total stockholders' equity	171,660	183,441
Total liabilities and stockholders’ equity	$345,264	$370,424

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED JUNE 1, 2024 AND MAY 27, 2023 – UNAUDITED

(In thousands)

	Six Months Ended
	June 1, 2024	May 27, 2023
Operating activities:
Net income (loss)	$(8,394)	$3,521
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,291	4,909
Asset impairment charges	5,515	-
Gain on revaluation of contingent consideration	-	(1,013)
Inventory valuation charges	3,879	2,475
Deferred income taxes	(1,440)	392
Other, net	689	1,388
Changes in operating assets and liabilities:
Accounts receivable	241	3,005
Inventories	2,228	12,670
Other current assets	(1,217)	953
Right of use assets under operating leases	8,707	9,105
Customer deposits	233	(12,022)
Accounts payable and other liabilities	(6,930)	(8,715)
Obligations under operating leases	(10,721)	(10,255)
Net cash provided by (used in) operating activities	(1,919)	6,413

Investing activities:
Purchases of property and equipment	(3,683)	(7,405)
Proceeds from the disposal of discontinued operations, net	-	1,000
Other	(383)	(637)
Net cash used in investing activities	(4,066)	(7,042)

Financing activities:
Cash dividends	(3,153)	(2,832)
Other issuance of common stock	179	177
Repurchases of common stock	(489)	(3,450)
Taxes paid related to net share settlement of equity awards	(161)	(109)
Repayments of finance lease obligations	(153)	(137)
Net cash used in financing activities	(3,777)	(6,351)
Effect of exchange rate changes on cash and cash equivalents	1	(42)
Change in cash and cash equivalents	(9,761)	(7,022)
Cash and cash equivalents - beginning of period	52,407	61,625
Cash and cash equivalents - end of period	$42,646	$54,603

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2024 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 27 weeks of operations for the six months ended June 1, 2024 as compared with 26 weeks included in the six months ended May 27, 2023.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended June 1, 2024 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2023.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 11.2% and 14.5% for the three and six months ended June 1, 2024, respectively. The effective rates for the three and six months ended June 1, 2024 differ from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home Inc. (“Noa Home”), the effects of state income taxes and various permanent differences.

Our effective tax rate was 18.4% and 27.1% for the three and six months ended May 27, 2023, respectively. The effective rates for the three and six months ended May 27, 2023 differ from the federal statutory rate of 21% primarily due to the non-taxable gain on revaluation of contingent consideration associated with the acquisition of Noa Home (see Note 9), increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences.

Non-cash Investing and Financing Activity

During the six months ended June 1, 2024 and May 27, 2023, $3,476 and $3,881, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

7 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
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

Investments

Our short-term investments of $17,814 and $17,775 at June 1, 2024 and November 25, 2023, respectively, consisted of CDs. At June 1, 2024, the CDs had original terms averaging seven months, bearing interest at rates ranging from 0.7% to 5.4% and the weighted average remaining time to maturity was approximately three months and the weighted average yield of the CDs was approximately 4.97%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at June 1, 2024 and November 25, 2023 approximates their fair value.

4. Accounts Receivable

Accounts receivable consists of the following:

	June 1, 2024	November 25, 2023
Gross accounts receivable	$14,617	$14,271
Allowance for doubtful accounts	(1,122)	(535)
Accounts receivable, net	$13,495	$13,736

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

Activity in the allowance for credit losses for the six months ended June 1, 2024 was as follows:

2024

Balance at November 25, 2023	$535
Additions charged to expense	643
Write-offs against allowance	(56)
Balance at June 1, 2024	$1,122

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
JUNE 1, 2024
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

Inventories were comprised of the following:

	June 1, 2024	November 25, 2023
Wholesale finished goods	$25,062	$27,521
Work in process	613	637
Raw materials and supplies	17,266	18,655
Retail merchandise	33,062	33,090
Total inventories on first-in, first-out method	76,003	79,903
LIFO adjustment	(11,757)	(11,738)
Reserve for excess and obsolete inventory	(7,371)	(5,183)
	$56,875	$62,982

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Corporate & Other (1)	Total

Balance at November 25, 2023	$4,145	$1,038	$-	$5,183
Additions charged to expense	2,977	402	500	3,879
Write-offs	(1,440)	(251)	-	(1,691)
Balance at June 1, 2024	$5,682	$1,189	$500	$7,371

(1)

Consists of a $500 reserve established against the retail inventory held by Noa Home due to our decision to cease operations by selling the remaining inventory in an orderly fashion over the next several months.

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
JUNE 1, 2024
(Dollars in thousands except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	June 1, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(365)	$147

Intangibles not subject to amortization:
Trade names			6,849
Goodwill			7,217
Total goodwill and other intangible assets			$14,213

	November 25, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(337)	$175

Intangibles not subject to amortization:
Trade names			8,675
Goodwill			7,217
Total goodwill and other intangible assets			$16,067

See Note 9 regarding the impairment of the trade name intangible asset for Noa Home.

There were no changes in the carrying amounts of goodwill during the six months ended June 1, 2024.

The carrying amounts of goodwill by reportable segment, including accumulated impairment losses, at both June 1, 2024 and November 25, 2023 were as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Corporate and other	5,409	(5,409)	-

Total goodwill	$16,523	$(9,306)	$7,217

Amortization expense associated with intangible assets during the three and six months ended June 1, 2024 and May 27, 2023 was as follows:

	Quarter Ended		Six Months Ended
	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023

Intangible asset amortization expense	$14	$14	$28	$28

10 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Estimated future amortization expense for intangible assets that exist at June 1, 2024 is as follows:

Remainder of fiscal 2024	$28
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	5
Fiscal 2028	-
Fiscal 2029	-
Total	$147

7. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This credit facility provides for a line of credit of up to $25,000. At June 1, 2024, we had $6,013 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at June 1, 2024, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. Had we been required to test those ratios, we would not have been able to achieve the required levels for either of these ratios. Consequently, our availability under the Credit Facility is currently limited to an additional $2,237.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $5,827 and $5,778 as of June 1, 2024 and November 25, 2023, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five management employees in the amount of $400 each. We are accounting for the LTC Awards as a defined benefit pension plan. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,279 and $1,234 as of June 1, 2024 and November 25, 2023, respectively.

11 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	June 1, 2024	November 25, 2023
Accrued compensation and benefits	$792	$792
Post employment benefit obligations	6,314	6,220
Total pension liability	$7,106	$7,012

Components of net periodic pension costs for our defined benefit plans for the three and six months ended June 1, 2024 and May 27, 2023 are as follows:

	Quarter Ended		Six Months Ended
	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023
Service cost	$3	$7	$7	$14
Interest cost	98	93	195	185
Amortization of prior service costs	25	31	51	63
Amortization of loss	(16)	-	(32)	-
Net periodic pension cost	$110	$131	$221	$262

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,656 and $1,655 as of June 1, 2024 and November 25, 2023, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $3,117 and $2661 as of June 1, 2024 and November 25, 2023, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	June 1, 2024	November 25, 2023
Accrued compensation and benefits	$329	$329
Post employment benefit obligations	4,443	3,987
Total deferred compensation liability	$4,772	$4,316

We recognized expense under our deferred compensation arrangements during the three and six months ended June 1, 2024 and May 27, 2023 as follows:

	Quarter Ended		Six Months Ended
	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023
Deferred compensation expense (benefit)	$171	$119	$626	$197

12 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
(Dollars in thousands except share and per share data)

9. Other Gains and Losses

Fiscal 2024

During the three and six months ended June 1, 2024, we recognized non-cash charges for asset impairments totaling $5,515 which consisted of the following:

●

$2,887 in our retail segment which included $1,978 related to the impairment of leasehold improvements and $750 from the impairment of right-of-use assets at certain underperforming retail stores, as well as $159 for the impairment of right-of-use assets at certain warehouse locations resulting from the consolidation of our retail warehouses.

●	$727 for the impairment of plant and equipment in our wholesale segment related to the consolidation of our domestic wood production facilities.
●

$1,901 for the impairment of long-lived assets at Noa Home. During the second quarter we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and have decided to cease operations by selling the remaining inventory in an orderly fashion over the next several months. $1,827 of these charges are for the full impairment of the Noa Home trade name intangible asset, and $74 relates to the full impairment of customized software used in the Noa Home operations.

Our estimates of the fair value of the impaired right-of-use assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure.

Fiscal 2023

During the three and six months ended May 27, 2023, we recognized a non-cash gain of $1,013 resulting from the write-down of our contingent consideration obligation to the former owners of Noa Home. Subsequent to the acquisition of Noa Home on September 2, 2022, the parties concluded that the revenue and EBITDA targets originally set forth in the purchase agreement by which the Noa Home co-founders were to earn the contingent consideration were likely not to be met within the originally anticipated time frame and therefore agreed to replace the contingent consideration payable that was recognized at the acquisition date with two fixed payments of C$200 each. The first payment was made in June of 2023 and the second payment will be made in December of 2024.

10. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under licensee lease obligation guarantees in the amounts of $5,322 and $1,845 at June 1, 2024 and November 25, 2023, respectively. The remaining term under these lease guarantees extends for six years.

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of these lease guarantees (an estimate of the cost to the Company to perform on the guarantee) at June 1, 2024 and November 25, 2023 was not material.

13 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
(Dollars in thousands except share and per share data)

11. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended June 1, 2024:

Basic loss per share	$(7,201)	8,762,815	$(0.82)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share - continuing operations	$(7,201)	8,762,815	$(0.82)

For the quarter ended May 27, 2023:

Basic earnings per share	$2,076	8,810,178	$0.24
Add effect of dilutive securities:
Options and restricted shares	-	11,853	-
Diluted earnings per share	$2,076	8,822,031	$0.24

For the six months ended June 1, 2024:

Basic earnings per share - continuing operations	$(8,394)	8,751,315	$(0.96)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted earnings per share - continuing operations	$(8,394)	8,751,315	$(0.96)

For the six months ended May 27, 2023:

Basic earnings per share - continuing operations	$3,521	8,839,029	$0.40
Add effect of dilutive securities:
Options and restricted shares	-	18,881	-
Diluted earnings per share - continuing operations	$3,521	8,857,910	$0.40

*Due to the net loss for the period, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three and six months ended June 1, 2024 and May 27, 2023, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023

Unvested shares	64,409	15,113	64,409	66,113

14 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended June 1, 2024 and May 27, 2023, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category are attributable to Noa Home, which generates substantially all of its sales outside of the United States. During the second quarter we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and have decided to cease operations by selling the remaining inventory in an orderly fashion over the next several months.

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

15 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023
Sales Revenue
Wholesale sales of furniture and accessories	$52,609	$61,774	$107,310	$131,658
Less: Sales to retail segment	(20,751)	(24,330)	(44,514)	(54,429)
Wholesale sales to external customers	31,858	37,444	62,796	77,229
Retail sales of furniture and accessories	50,468	60,778	104,222	125,740
Corporate and other - Noa Home	1,084	2,297	2,946	5,248
Consolidated net sales of furniture and accessories	$83,410	$100,519	$169,964	$208,217

Income (Loss) before Income Taxes:
Income (loss) from operations:
Wholesale	$5,687	$7,005	$12,446	$15,999
Retail - Company-owned stores	(2,222)	755	(3,834)	2,285
Net expenses - Corporate and other	(6,942)	(6,949)	(14,537)	(14,720)
Inter-company elimination	530	656	621	605
Asset impairment charges (see Note 9)	(5,515)	-	(5,515)	-
Gain on revaluation of contingent consideration (see Note 9)	-	1,013	-	1,013
Consolidated income (loss) from operations	(8,462)	2,480	(10,819)	5,182

Interest income	627	569	1,383	721
Other loss, net	(276)	(505)	(380)	(1,072)
Consolidated income (loss) before income taxes	$(8,111)	$2,544	$(9,816)	$4,831

Depreciation and Amortization
Wholesale	$629	$614	$1,248	$1,220
Retail - Company-owned stores	1,337	1,533	2,717	2,832
Corporate and other	661	422	1,326	857
Consolidated	$2,627	$2,569	$5,291	$4,909

Capital Expenditures
Wholesale	$371	$712	$534	$1,349
Retail - Company-owned stores	837	1,740	2,170	3,022
Corporate and other	399	1,612	979	3,034
Consolidated	$1,607	$4,064	$3,683	$7,405

	As of	As of
	June 1, 2024	November 25, 2023
Identifiable Assets
Wholesale	$91,280	$99,004
Retail - Company-owned stores	159,721	166,604
Corporate and other	94,263	104,816
Consolidated	$345,264	$370,424

See Note 13, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

16 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
(Dollars in thousands except share and per share data)

13. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $23,021 and $22,788 as of June 1, 2024 and November 25, 2023, respectively. Substantially all of the customer deposits held as of November 25, 2023 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the six months ended June 1, 2024.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At June 1, 2024 and November 25, 2023, our balance of prepaid commissions included in other current assets was $2,464 and $2,245, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and six months ended June 1, 2024 and May 27, 2023, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	June 1, 2024				May 27, 2023
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$21,921	$27,256	$-	$49,177	$24,156	$34,711	$-	$58,867
Bassett Leather	3,563	1,117	-	4,680	6,078	577	-	6,655
Bassett Custom Wood	3,427	8,522	-	11,949	4,201	9,798	-	13,999
Bassett Casegoods	2,947	6,390	-	9,337	3,009	7,771	-	10,780
Accessories, mattresses and other (1)	-	7,183	1,084	8,267	-	7,921	2,297	10,218
Consolidated net sales of furniture and accessories	$31,858	$50,468	$1,084	$83,410	$37,444	$60,778	$2,297	$100,519

	Six Months Ended
	June 1, 2024				May 27, 2023
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$42,222	$57,059	$-	$99,281	$48,659	$70,870	$-	$119,529
Bassett Leather	7,522	1,944	-	9,466	12,883	1,071	-	13,954
Bassett Custom Wood	7,185	16,720	-	23,905	9,079	19,467	-	28,546
Bassett Casegoods	5,867	13,775	-	19,642	6,608	17,821	-	24,429
Accessories, mattresses and other (1)	-	14,724	2,946	17,670	-	16,511	5,248	21,759
Consolidated net sales of furniture and accessories	$62,796	$104,222	$2,946	$169,964	$77,229	$125,740	$5,248	$208,217

(2)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(3)	Corporate and other for the three and six months ended June 1, 2024 and May 27, 2023 includes the sales of Noa Home.

17 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
(Dollars in thousands except share and per share data)

14. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and six months ended June 1, 2024 and May 27, 2023:

	Quarter Ended		Six Months Ended
	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023
Common Stock:

Beginning of period	$43,883	$44,311	$43,842	$44,759
Issuance of common stock	98	95	191	187
Purchase and retirement of common stock	(173)	(506)	(225)	(1,046)

End of period	$43,808	$43,900	$43,808	$43,900

Common Shares Issued and Outstanding:

Beginning of period	8,776,349	8,862,137	8,768,221	8,951,839
Issuance of common stock	19,629	19,029	38,117	37,410
Purchase and retirement of common stock	(34,646)	(101,254)	(45,006)	(209,337)

End of period	8,761,332	8,779,912	8,761,332	8,779,912

Additional Paid-in Capital:

Beginning of period	$175	$-	$93	$-
Issuance of common stock	(5)	2	(12)	(10)
Purchase and retirement of common stock	(316)	(214)	(425)	(414)
Stock based compensation	198	212	396	424

End of period	$52	$-	$52	$-

Retained Earnings:

Beginning of period	$136,588	$149,611	$139,354	$150,800
Net income (loss) for the period	(7,201)	2,076	(8,394)	3,521
Purchase and retirement of common stock	-	(884)	-	(2,097)
Cash dividends declared	(1,580)	(1,410)	(3,153)	(2,831)

End of period	$127,807	$149,393	$127,807	$149,393

Accumulated Other Comprehensive Loss:

Beginning of period	$(8)	$(62)	$152	$50
Cumulative translation adjustments, net of tax	(7)	(69)	(174)	(205)
Amortization of pension costs, net of tax	8	23	15	47

End of period	$(7)	$(108)	$(7)	$(108)

The balance of cumulative translation adjustments, net of tax, was a net loss of $660 and $486 at June 1, 2024 and November 25, 2023, respectively.

18 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
JUNE 1, 2024
(Dollars in thousands except share and per share data)

15. Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of June 1, 2024 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

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

19 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
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

•	competitive conditions in the home furnishings industry

•	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

•	ability of our customers and consumers to obtain affordable credit due to increased interest rates

•	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings

•	the risk of additional asset impairment charges arising from the ongoing efforts to consolidate our retail warehouses.

•

ability to implement our Company-owned retail strategies and realize the benefits from such strategies, including our initiatives to expand and improve our digital marketing and advertising capabilities, as they are implemented

•	the risk of additional charges arising from our decision to close Noa Home Inc. (“Noa Home”) during the second half of fiscal 2024.

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

20 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2024 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 27 weeks of operations for the six months ended June 1, 2024 as compared to 26 weeks included in the quarter ended May 27, 2023.

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

With 88 BHF stores at June 1, 2024, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

During the fourth quarter of fiscal 2022 we acquired Noa Home, a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Singapore, the United States and the United Kingdom. After nearly two years of operating losses, we concluded during the second quarter of 2024 that Noa Home was not likely to achieve profitability at any time in the foreseeable future and have decided to cease operations by selling the inventory in an orderly fashion over the next several months. In the second quarter of 2024 we have recognized non-cash charges totaling $2,401 related to the impairment of certain long-lived assets of Noa Home and the establishment of a reserve against Noa Home’s remaining inventory.

21 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
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

Retail Stores

During the first quarter of 2024 we opened two new Corporate-owned stores located in Tampa, Florida and Houston, Texas. As of June 1, 2024, we had 58 Corporate-owned stores operating. One licensee-owned store in La Jolla, California was closed during the first quarter of 2024. As of June 1, 2024 there were 30 licensee-owned stores in operation.

Results of Operations – Periods ended June 1, 2024 compared with the periods ended May 27, 2023:

Consolidated results of operations for the three and six months ended June 1, 2024 and May 27, 2023 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	June 1, 2024		May 27, 2023		Dollars	Percent	June 1, 2024*		May 27, 2023		Dollars	Percent

Net sales of furniture and accessories	$83,410	100.0%	$100,519	100.0%	$(17,109)	-17.0%	$169,964	100.0%	$208,217	100.0%	$(38,253)	-18.4%
Cost of furniture and accessories sold	39,650	47.5%	47,686	47.4%	(8,036)	-16.9%	78,337	46.1%	98,187	47.2%	(19,850)	-20.2%
Gross profit	43,760	52.5%	52,833	52.6%	(9,073)	-17.2%	91,627	53.9%	110,030	52.8%	(18,403)	-16.7%
SG&A expenses	46,707	56.0%	51,366	51.1%	(4,659)	-9.1%	96,931	57.0%	105,861	50.8%	(8,930)	-8.4%
Asset impairment charges	5,515	6.6%	-	0.0%	5,515	100.0%	5,515	3.2%	-	0.0%	5,515	100.0%
Gain on revaluation of contingent consideration	-	0.0%	1,013	1.0%	(1,013)	-100.0%	-	0.0%	1,013	0.5%	(1,013)	-100.0%

Income (loss) from operations	$(8,462)	-10.1%	$2,480	2.5%	$(10,942)	N/M	$(10,819)	-6.4%	$5,182	2.6%	$(16,001)	N/M

*27 weeks for fiscal 2024 as compared with 26 weeks for fiscal 2023.

Analysis of Quarterly Results:

Total sales revenue for the three months ended June 1, 2024 decreased $17,109 or 17% from the prior year period due primarily to a 15% decline in wholesale sales and a 17% decrease in retail sales through the Company-owned stores.

Gross margins for the three months ended June 1, 2024 decreased 10 basis points from the prior year period primarily due to increased inventory valuation charges of $1,729 in the wholesale segment, $472 in the retail segment and $500 in the Noa Home operation. Excluding these charges, our consolidated gross margin would have been 55.7%.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended June 1, 2024 increased 490 basis points from 2023 primarily due to the deleverage of fixed costs caused by lower sales volumes.

22 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results:

Total sales revenue for the six months ended June 1, 2024 decreased $38,253 or 18% from the prior year period primarily due to a 19% decline in wholesale sales and a 17% decrease in retail sales through the Company-owned stores.

Gross margins for the six months ended June 1, 2024 increased 110 basis points over the prior year period. Included in the current year gross margin are increased inventory valuation charges of $1,729 in the wholesale segment, $472 in the retail segment and $500 in the Noa Home operation. Excluding these charges, our consolidated gross margin would have been 55.5%. Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the six months ended June 1, 2024 increased 620 basis points from 2023 primarily due to the deleverage of fixed costs caused by lower sales volumes.

Reconciliation of Gross Profit as Reported to Adjusted Gross Profit:

	Quarter Ended				Six Months Ended
	June 1, 2024		May 27, 2023		June 1, 2024		May 27, 2023
		Percent of		Percent of		Percent of		Percent of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales

Gross profit as reported	$43,760	52.5%	$52,833	52.6%	$91,627	53.9%	$110,030	52.8%
Additional inventory valuation charges	2,701	3.2%	1,003	1.0%	2,701	1.6%	1,003	0.5%

Adjusted gross profit	$46,461	55.7%	$53,836	53.6%	$94,328	55.5%	$111,033	53.3%

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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended June 1, 2024 and May 27, 2023, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category are attributable to Noa Home, which generates substantially all of its sales outside of the United States. During the second quarter we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and have decided to cease operations by selling the inventory in an orderly fashion over the next several months.

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

23 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Reconciliation of Segment Results to Consolidated Income (Loss) Before Income Taxes

To supplement the financial measures prepared in accordance with GAAP, we present gross profit by segment inclusive of the effects of intercompany sales by our wholesale segment to our retail segment. Because these intercompany transactions are not eliminated from our segment presentations and because we do not present gross profit as a measure of segment profitability in the accompanying condensed consolidated financial statements, the presentation of gross profit by segment is considered to be a non-GAAP financial measure. In addition, certain special gains or charges as well as non-operating income and expenses are included in consolidated income (loss) before income taxes are not included in the measures of segment profitability. The reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below along with the effects of various other intercompany eliminations on our consolidated results of operations.

	Quarter Ended June 1, 2024
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$52,609	$50,468	$1,084	$(20,751)	(1)	$-		$-	$83,410
Cost of furniture and accessories sold	35,906	23,779	946	(20,981)	(2)	-		-	39,650
Gross profit	16,703	26,689	138	230		-		-	43,760
SG&A expense	11,016	28,911	7,080	(300)	(3)	-		-	46,707
Asset impairment charges	-	-	-	-		5,515	(4)	-	5,515
Income (loss) from operations	5,687	(2,222)	(6,942)	530		(5,515)		-	(8,462)
Interest income	-	-	-	-		-		627	627
Other loss, net	-	-	-	-		-		(276)	(276)
Income (loss) before income taxes	$5,687	$(2,222)	$(6,942)	$530		$(5,515)		$351	$(8,111)

	Quarter Ended May 27, 2023
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$61,774	$60,778	$2,297	$(24,330)	(1)	$-		$-	$100,519
Cost of furniture and accessories sold	42,878	28,647	899	(24,738)	(2)	-		-	47,686
Gross profit	18,896	32,131	1,398	408		-		-	52,833
SG&A expense	11,891	31,376	8,347	(248)	(3)	-		-	51,366
Gain revaluation of contingent consideration	-	-	-	-		1,013	(5)	-	1,013
Income (loss) from operations	7,005	755	(6,949)	656		1,013		-	2,480
Interest income	-	-	-	-		-		569	569
Other loss, net	-	-	-	-		-		(505)	(505)
Income (loss) before income taxes	$7,005	$755	$(6,949)	$656		$1,013		$64	$2,544

24 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

	Six Months Ended June 1, 2024
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$107,310	$104,222	$2,946	$(44,514)	(1)	$-		$-	$169,964
Cost of furniture and accessories sold	72,616	48,519	1,755	(44,553)	(2)	-		-	78,337
Gross profit	34,694	55,703	1,191	39		-		-	91,627
SG&A expense	22,248	59,537	15,728	(582)	(3)	-		-	96,931
Asset impairment charges	-	-	-	-		5,515	(4)	-	5,515
Income from operations	12,446	(3,834)	(14,537)	621		(5,515)		-	(10,819)
Interest income	-	-	-	-		-		1,383	1,383
Other loss, net	-	-	-	-		-		(380)	(380)
Income (loss) before income taxes	$12,446	$(3,834)	$(14,537)	$621		$(5,515)		$1,003	$(9,816)

	Six Months Ended May 27, 2023
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$131,658	$125,740	$-	$(49,181)	(1)	$-			$208,217
Cost of furniture and accessories sold	91,157	59,232	-	(52,202)	(2)	-			98,187
Gross profit	40,501	66,508	-	3,021		-			110,030
SG&A expense	24,502	64,223	17,637	(501)	(3)	-			105,861
Gain revaluation of contingent consideration	-	-	-	-		1,013	(5)		1,013
Income from operations	15,999	2,285	(17,637)	3,522		1,013		-	5,182
Interest income	-	-	-	-		-		721	721
Other loss, net	-	-	-	-		-		(1,072)	(1,072)
Income (loss) before income taxes	$15,999	$2,285	$(17,637)	$3,522		$1,013		$(351)	$4,831

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)

Represents asset impairment charges of $2,887 and $727 in our retail and wholesale segments, respectively, a $1,827 charge for the impairment of the Noa Home trade name intangible asset, and a $74 charge for the impairment of Noa Home customized software.

(5)	Represents the gain resulting from the write-down of the contingent consideration payable on the acquisition of Noa Home.

25 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and six months ended June 1, 2024 and May 27, 2023 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	June 1, 2024		May 27, 2023		Dollars	Percent	June 1, 2024*		May 27, 2023		Dollars	Percent

Net sales	$52,609	100.0%	$61,774	100.0%	$(9,165)	-14.8%	$107,310	100.0%	$131,658	100.0%	$(24,348)	-18.5%
Gross profit (1)	16,703	31.7%	18,896	30.6%	(2,193)	-11.6%	34,694	32.3%	40,501	30.8%	(5,807)	-14.3%
SG&A expenses	11,016	20.9%	11,891	19.2%	(875)	-7.4%	22,248	20.7%	24,502	18.6%	(2,254)	-9.2%
Income from operations	$5,687	10.8%	$7,005	11.3%	$(1,318)	-18.8%	$12,446	11.6%	$15,999	12.2%	$(3,553)	-22.2%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*27 weeks for fiscal 2024 as compared with 26 weeks for fiscal 2023.

Wholesale sales by major product category are as follows:

	Quarter Ended
	June 1, 2024				May 27, 2023*				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$21,921	$13,009	$34,930	66.4%	$24,156	$15,912	$40,068	64.9%	$(5,138)	-12.8%
Bassett Leather	3,563	392	3,955	7.5%	6,078	255	6,333	10.3%	(2,378)	-37.5%
Bassett Custom Wood	3,427	4,108	7,535	14.3%	4,201	4,527	8,728	14.1%	(1,193)	-13.7%
Bassett Casegoods	2,947	3,242	6,189	11.8%	3,009	3,636	6,645	10.8%	(456)	-6.9%
Total	$31,858	$20,751	$52,609	100.0%	$37,444	$24,330	$61,774	100.0%	$(9,165)	-14.8%

	Six Months Ended
	June 1, 2024				May 27, 2023*				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$42,222	$27,777	$69,999	65.2%	$48,659	$35,256	$83,915	63.7%	$(13,916)	-16.6%
Bassett Leather	7,522	927	8,449	7.9%	12,883	273	13,156	10.0%	(4,707)	-35.8%
Bassett Custom Wood	7,185	9,001	16,186	15.1%	9,079	10,467	19,546	14.8%	(3,360)	-17.2%
Bassett Casegoods	5,867	6,809	12,676	11.8%	6,608	8,433	15,041	11.4%	(2,365)	-15.7%
Total	$62,796	$44,514	$107,310	100.0%	$77,229	$54,429	$131,658	100.0%	$(24,348)	-18.5%

*27 weeks for fiscal 2024 as compared with 26 weeks for fiscal 2023.

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended June 1, 2024 decreased $9,165 or 15% from the prior year period due primarily to a 19% decrease in shipments to the open market, a 16% decrease in shipments to our retail store network partially offset by a 2% increase in Lane Venture shipments. Gross margins for the three months ended June 1, 2024 increased 110 basis points over the prior year primarily due to the expected improvement in the Bassett Leather business. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. This improvement was partially offset by decreased margins in our Bassett Custom Wood business due to increased inventory valuation charges as a result of a plant consolidation and the reduction in the number of active suites in the product line and deleverage of fixed manufacturing costs due to lower sales volumes. We also recorded increased inventory valuation charges in our Bassett Casegoods business as we plan to be more aggressive in selling certain slow-moving products. Total additional inventory valuation charges for the wholesale segment were $1,729. SG&A expenses as a percentage of sales increased 170 basis points primarily due to reduced leverage of fixed costs from decreased sales.

26 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results – Wholesale

Net sales for the three months ended June 1, 2024 decreased $24,348 or 19% from the prior year period due primarily to a 19% decrease in shipments to the open market, a 19% decrease in shipments to our retail store network and an 11% decrease in Lane Venture shipments. Gross margins for the three months ended June 1, 2024 increased 150 basis points over the prior year primarily due to the expected improvement in the Bassett Leather business. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. This increase was partially offset by significantly higher costs than are currently being realized on current product receipts. Margins in our Bassett Casegoods business also improved as expected primarily due to shipping more product that contained lower in-bound freight costs partially offset by increased inventory valuation charges as we plan to be more aggressive in selling certain slow-moving products. These improvements were partially offset by decreased margins in our Bassett Custom Wood business due to increased inventory valuation charges as a result of a plant consolidation and the reduction in the number of active suites in the product line and deleverage of fixed manufacturing costs due to lower sales volumes. Total additional inventory valuation charges for the wholesale segment were $1,729. SG&A expenses as a percentage of sales increased 210 basis points primarily due to reduced leverage of fixed costs from decreased sales.

Wholesale Backlog

Wholesale backlog at June 1, 2024 was $19,373 as compared to $18,478 at November 25, 2023 and $19,693 at May 27, 2023.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended June 1, 2024 and May 27, 2023 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	June 1, 2024		May 27, 2023		Dollars	Percent	June 1, 2024*		May 27, 2023		Dollars	Percent

Net sales	$50,468	100.0%	$60,778	100.0%	$(10,310)	-17.0%	$104,222	100.0%	$125,740	100.0%	$(21,518)	-17.1%
Gross profit (1)	26,689	52.9%	32,131	52.9%	(5,442)	-16.9%	55,703	53.4%	66,508	52.9%	(10,805)	-16.2%
SG&A expenses	28,911	57.3%	31,376	51.6%	(2,465)	-7.9%	59,537	57.1%	64,223	51.1%	(4,686)	-7.3%
Income (loss) from operations	$(2,222)	-4.4%	$755	1.2%	$(2,977)	-394.3%	$(3,834)	-3.7%	$2,285	1.8%	$(6,119)	-267.8%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*27 weeks for fiscal 2024 as compared with 26 weeks for fiscal 2023.

27 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Retail sales by major product category are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	June 1, 2024		May 27, 2023		Dollars	Percent	June 1, 2024*		May 27, 2023		Dollars	Percent

Bassett Custom Upholstery	$27,256	54.0%	$34,711	57.1%	$(7,455)	-21.5%	$57,059	54.7%	$70,870	56.4%	$(13,811)	-19.5%
Bassett Leather	1,117	2.2%	577	0.9%	540	93.6%	1,944	1.9%	1,071	0.9%	873	81.5%
Bassett Custom Wood	8,522	16.9%	9,798	16.1%	(1,276)	-13.0%	16,720	16.0%	19,467	15.5%	(2,747)	-14.1%
Bassett Casegoods	6,390	12.7%	7,771	12.8%	(1,381)	-17.8%	13,775	13.2%	17,821	14.2%	(4,046)	-22.7%
Accessories, mattresses and other (1)	7,183	14.2%	7,921	13.0%	(738)	-9.3%	14,724	14.1%	16,511	13.1%	(1,787)	-10.8%
Total	$50,468	100.0%	$60,778	100.0%	$(10,310)	-17.0%	$104,222	100.0%	$125,740	100.0%	$(21,518)	-17.1%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*27 weeks for fiscal 2024 as compared with 26 weeks for fiscal 2023.

Analysis of Quarterly Results - Retail

Net sales for the three months ended June 1, 2024 decreased $10,310 or 17% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 2.5% from the second quarter of 2023. Gross margin for the three months ended June 1, 2024 were flat with the prior period as higher margins on in-line goods were offset by lower margins on clearance goods and $472 of additional inventory valuation charges due to our strategy to be more aggressive in selling clearance goods to better control inventory levels. SG&A expenses as a percentage of sales for the three months ended June 1, 2024 increased 570 basis points primarily due to decreased leverage of fixed costs from lower sales volumes.

Analysis of Year-to-Date Results - Retail

Net sales for the six months ended June 1, 2024 decreased $21,518 or 17% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 3.0% from the first half of 2023. Gross margin for the six months ended June 1, 2024 improved 50 basis points over the prior period primarily due to higher margins on in-line goods partially offset by lower margins on clearance goods and $472 of additional inventory valuation charges due to our strategy to be more aggressive in selling clearance goods to better control inventory levels. SG&A expenses as a percentage of sales for the six months ended June 1, 2024 increased 600 basis points primarily due to decreased leverage of fixed costs from lower sales volumes.

Retail Backlog

Retail backlog at June 1, 2024 was $31,545 compared to $30,902 at November 25, 2023 and $32,894 at May 27, 2023.

28 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions along with any operating segments that do not meet the requirements to be reportable segments. Therefore, Noa Home is included within the Corporate and other reconciling category and accounts for all of the sales and gross profit within this reconciling category. Revenues, costs and expenses of Corporate and other for the periods ended June 1, 2024 and May 27, 2023 are as follows:

	Quarter Ended		Change		Six Months Ended		Change
	June 1, 2024	May 27, 2023	Dollars	Percent	June 1, 2024*	May 27, 2023	Dollars	Percent

Net sales	$1,084	$2,297	$(1,213)	-52.8%	$2,946	$5,248	$(2,302)	-43.9%
Gross profit	138	1,398	(1,260)	-90.1%	1,191	2,917	(1,726)	-59.2%
SG&A expenses	7,080	8,347	(1,267)	-15.2%	15,728	17,637	(1,909)	-10.8%
Net expenses	$(6,942)	$(6,949)	$7	-0.1%	$(14,537)	$(14,720)	$183	-1.2%

*27 weeks for fiscal 2024 as compared with 16 weeks for fiscal 2023.

Analysis of Quarterly Results – Corporate and Other

The decreases in sales and gross profit from the prior year period were primarily due to a shift during the second quarter of 2023 where Noa Home reduced advertising spending to improve advertising efficiency which resulted in lower overall sales but with greater leverage on advertising spending coupled with Noa Home’s exit of the Australia market during the first quarter of 2024. Included in the gross profit is an inventory valuation charge of $500 due to our decision to cease operations by selling the remaining inventory in an orderly fashion over the next several months. The $1,267 decrease in SG&A expenses was primarily due to decreased corporate overhead spending from better expense management coupled with lower advertising and warehouse expenses for Noa Home.

Analysis of Year-to-Date Results – Corporate and Other

The decreases in sales and gross profit from the prior year period were primarily due to a shift in the second quarter of 2023 where Noa Home reduced advertising spending to improve advertising efficiency which resulted in lower overall sales but with greater leverage on advertising spending coupled with Noa Home’s exit of the Australia market during the first quarter of 2024. Included in the gross profit is an inventory valuation charge of $500 due to our decision to cease operations by selling the remaining inventory in an orderly fashion over the next several months. The $1,909 decrease in SG&A expenses was primarily due to decreased advertising and warehouse spending by Noa Home coupled with lower corporate overhead spending from better expense management.

Other Gains and Losses

Fiscal 2024

During the three and six months ended June 1, 2024, we recognized non-cash charges for asset impairments totaling $5,515 which consisted of the following:

●

$2,887 in our retail segment which included $1,978 related to the impairment of leasehold improvements and $750 from the impairment of right-of-use assets at certain underperforming retail stores, as well as $159 for the impairment of right-of-use assets at certain warehouse locations resulting from the consolidation of our retail warehouses.

●	$727 for the impairment of plant and equipment in our wholesale segment related to the consolidation of our domestic wood production facilities.
●

$1,901 for the impairment of long-lived assets at Noa Home. During the second quarter we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and have decided to cease operations by selling the remaining inventory in an orderly fashion over the next several months. $1,827 of these charges are for the full impairment of the Noa Home trade name intangible asset, and $74 relates to the full impairment of customized software used in the Noa Home operations.

29 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Fiscal 2023

During the three and six months ended May 27, 2023, we recognized a non-cash gain of $1,013 resulting from the write-down of our contingent consideration obligation to the former owners of Noa Home. Subsequent to the acquisition of Noa Home on September 2, 2022, the parties concluded that the revenue and EBITDA targets originally set forth in the purchase agreement by which the Noa Home co-founders were to earn the contingent consideration were likely not to be met within the originally anticipated time frame and therefore agreed to replace the contingent consideration payable that was recognized at the acquisition date with two fixed payments of C$200 each. The first payment was made in June of 2023 and the second payment will be made in December of 2024.

Other Items Affecting Net Income (Loss)

Interest Income

Interest income for the three and six months ended June 1, 2024 was $627 and $1,383, respectively, compared to $569 and $721 for the three and six months, respectively, ended May 27, 2023. The net change from the prior year period was primarily due to higher interest income on our cash equivalents and investments in certificates of deposit.

Other Loss, Net

Other loss, net, for the three and six months ended June 1, 2024 was $276 and $380, respectively, compared to $505 and $1,072 for the three and six months, respectively, ended May 27, 2023. The net change from the prior year periods was primarily due to lower costs associated with Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 11.2% and 14.5% for the three and six months ended June 1, 2024, respectively. The effective rates for the three and six months ended June 1, 2024 differ from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home Inc. (“Noa Home”), the effects of state income taxes and various permanent differences.

Our effective tax rate was 18.4% and 27.1% for the three and six months ended May 27, 2023, respectively. The effective rates for the three and six months ended May 27, 2023 differ from the federal statutory rate of 21% primarily due to the non-taxable gain on revaluation of contingent consideration associated with the acquisition of Noa Home (see Note 9), increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first half of fiscal 2024 was $1,919 compared to cash provided by operations of $6,413 for the first half of fiscal 2023, representing a decrease of $8,332 in cash flows from operations. This decrease was primarily the result of changes in working capital due to the timing impact of expenditures as a result of an additional week in the first quarter of 2024 coupled with lower net income. For the quarter ended June 1, 2024, cash provided by operating activities was $5,820 which was comparable to the quarter ended May 27, 2023.

Our overall cash position declined $9,761 during the first half of 2024. However, we generated net cash of $2,037 for the quarter ended June 1, 2024. During the first half of fiscal 2024, we spent $3,683 on purchases of property and equipment primarily consisting of the upfit of the new Tampa, Florida and Houston, Texas stores that opened in the first quarter of 2024, final payments on the Austin, Texas store remodel and expenditures related to various information technology and manufacturing plant projects. We also paid $3,153 in dividends during the first half of 2024. During the second quarter of 2024 we resumed purchasing shares under our stock repurchase program and repurchased $489 during the first six months of 2024 compared to $3,450 repurchased in the prior year period. We expect capital expenditures for the full year to range from $8 million to $10 million. As of June 1, 2024, $21,333 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $60,460 on hand at June 1, 2024, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

30 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Debt and Other Obligations

On May 15, 2024, we entered into the Credit Facility with our bank. This credit facility provides for a line of credit of up to $25,000. At June 1, 2024, we had $6,013 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio not to exceed 3.35 times.

Since our used commitment was less than $8,250 at June 1, 2024, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. Had we been required to test those ratios, we would not have been able to achieve the required levels for either ratio. Consequently, our availability under the Credit Facility is currently limited to an additional $2,237.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at June 1, 2024 is $109,167 and is included in our accompanying condensed consolidated balance sheet at June 1, 2024. We were contingently liable under licensee lease obligation guarantees in the amount of $5,322 at June 1, 2024. The remaining terms under these lease guarantees extend for six years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $24,442 at June 1, 2024.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of June 1, 2024.

31 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2024. We are also exposed to foreign currency market risk through our investment in Noa Home. Our investment in Noa Home is subject to changes in the value of the Canadian dollar versus the U.S. dollar. Additionally, Noa Home is exposed to other local currency fluctuation risk through its operations in Singapore, the United Kingdom and the United States. The impact of currency fluctuations on our financial position and results of operations of Noa Home has not been significant.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $24,442 at June 1, 2024 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $5,322 which we have guaranteed on behalf of certain licensees as of June 1, 2024 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At June 1, 2024, the unamortized balance of such right-of-use assets used in continuing operations totaled $94,492. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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
JUNE 1, 2024
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended June 1, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 3, 2024 - April 6, 2024	-	$-	-	$21,823
April 7, 2024 - May 4, 2004	13,597	$13.77	13,597	$21,635
May 5, 2024 - June 1, 2024	21,049	$14.35	21,049	$21,333

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At June 1, 2024, $21,333 remained available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c) During the fiscal quarter ended June 1, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Exhibit 10 – Eighth Amended and Restated Credit Agreement with Truist Bank dated May 15, 2024.

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

33 of 35

PART II - OTHER INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
JUNE 1, 2024
(Dollars in thousands except share and per share data)

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
July 11, 2024

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer July 11, 2024

35 of 35