Form 10-Q
period 2024-08-31
BASSETT FURNITURE INDUSTRIES INC
filed 2024-10-10
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

At October 4, 2024, 8,801,137 shares of common stock of the Registrant were outstanding.

1 of 37

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED AUGUST 31, 2024 AND AUGUST 26, 2023 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023

Net sales of furniture and accessories	$75,619	$87,217	$245,583	$295,434
Cost of furniture and accessories sold	35,526	42,173	113,863	140,360
Gross profit	40,093	45,044	131,720	155,074

Selling, general and administrative expenses	45,210	48,848	142,141	154,709
Loss on contract abandonment	1,240	-	1,240	-
Asset impairment charges	-	-	5,515	-
Gain on revaluation of contingent consideration	-	-	-	1,013
Income (loss) from operations	(6,357)	(3,804)	(17,176)	1,378

Interest income	692	923	2,075	1,644
Other loss, net	(109)	(309)	(489)	(1,381)
Income (loss) before income taxes	(5,774)	(3,190)	(15,590)	1,641

Income tax expense (benefit)	(1,269)	(599)	(2,691)	711

Net income (loss)	$(4,505)	$(2,591)	$(12,899)	$930

Basic earnings (loss) per share	$(0.52)	$(0.30)	$(1.48)	$0.11

Diluted earnings (loss) per share	$(0.52)	$(0.30)	$(1.48)	$0.11

Regular dividends per share	$0.20	$0.18	$0.54	$0.50

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED AUGUST 31, 2024 AND AUGUST 26, 2023 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended
	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023

Net income (loss)	$(4,505)	$(2,591)	$(12,899)	$930
Other comprehensive income (loss):
Foreign currency translation adjustments	(32)	42	(266)	(237)
Income taxes related to foreign currency translation adjustments	8	(11)	68	63
Amortization associated with
Long Term Cash Awards (LTCA)	16	31	46	98
Income taxes related to LTCA	(4)	(8)	(12)	(28)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	(5)	-	(16)	-
Income taxes related to SERP	1	-	4	-

Other comprehensive income (loss), net of tax	(16)	54	(176)	(104)

Total comprehensive income (loss)	$(4,521)	$(2,537)	$(13,075)	$826

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2024 AND NOVEMBER 25, 2023

(In thousands)

	(Unaudited)
	August 31, 2024	November 25, 2023
Assets
Current assets
Cash and cash equivalents	$38,329	$52,407
Short-term investments	17,834	17,775
Accounts receivable, net	12,974	13,736
Inventories	56,138	62,982
Recoverable income taxes	2,846	2,574
Other current assets	9,421	8,480
Total current assets	137,542	157,954

Property and equipment, net	78,564	83,981

Deferred income taxes	7,410	4,645
Goodwill and other intangible assets	14,199	16,067
Right of use assets under operating leases	90,274	100,888
Other	7,873	6,889
Total long-term assets	119,756	128,489
Total assets	$335,862	$370,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,232	$16,338
Accrued compensation and benefits	6,595	8,934
Customer deposits	23,700	22,788
Current portion operating lease obligations	18,504	18,827
Other current liabilites and accrued expenses	10,086	11,003
Total current liabilities	73,117	77,890

Long-term liabilities
Post employment benefit obligations	10,885	10,207
Long-term portion of operating lease obligations	85,310	97,357
Other long-term liabilities	1,514	1,529
Total long-term liabilities	97,709	109,093

Stockholders’ equity
Common stock	43,674	43,842
Retained earnings	121,387	139,354
Additional paid-in capital	-	93
Accumulated other comprehensive income (loss)	(25)	152
Total stockholders' equity	165,036	183,441
Total liabilities and stockholders’ equity	$335,862	$370,424

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 31, 2024 AND AUGUST 26, 2023 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 31, 2024	August 26, 2023
Operating activities:
Net income (loss)	$(12,899)	$930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,613	7,502
Asset impairment charges	5,515	-
Gain on revaluation of contingent consideration	-	(1,013)
Inventory valuation charges	4,954	3,814
Deferred income taxes	(2,765)	473
Other, net	937	1,781
Changes in operating assets and liabilities:
Accounts receivable	762	2,499
Inventories	1,890	14,797
Other current assets	(1,213)	(289)
Right of use assets under operating leases	13,029	13,668
Customer deposits	912	(12,337)
Accounts payable and other liabilities	(5,364)	(6,586)
Obligations under operating leases	(15,694)	(14,990)
Net cash provided by (used in) operating activities	(2,323)	10,249

Investing activities:
Purchases of property and equipment	(4,720)	(14,657)
Proceeds from the disposal of discontinued operations, net	-	1,000
Other	(909)	(1,664)
Net cash used in investing activities	(5,629)	(15,321)

Financing activities:
Cash dividends	(4,909)	(4,406)
Other issuance of common stock	275	275
Repurchases of common stock	(1,127)	(4,056)
Taxes paid related to net share settlement of equity awards	(161)	(109)
Repayments of finance lease obligations	(210)	(208)
Net cash used in financing activities	(6,132)	(8,504)
Effect of exchange rate changes on cash and cash equivalents	6	(37)
Change in cash and cash equivalents	(14,078)	(13,613)
Cash and cash equivalents - beginning of period	52,407	61,625
Cash and cash equivalents - end of period	$38,329	$48,012

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2024 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 40 weeks of operations for the nine months ended August 31, 2024 as compared with 39 weeks included in the nine months ended August 26, 2023.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net income or Stockholders' equity.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 31, 2024 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 25, 2023.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 22.0% and 17.3% for the three and nine months ended August 31, 2024, respectively. The effective rates for the three and nine months ended August 31, 2024 differ from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home Inc. (“Noa Home”), the effects of state income taxes and various permanent differences.

Our effective tax rate was 18.8% and 43.3% for the three and nine months ended August 26, 2023, respectively. The effective rates for the three and nine months ended August 26, 2023 differ from the federal statutory rate of 21% primarily due to the non-taxable gain on revaluation of contingent consideration associated with the acquisition of Noa Home (see Note 9), increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences.

Non-cash Investing and Financing Activity

During the nine months ended August 31, 2024 and August 26, 2023, $3,476 and $6,026, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

7 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
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

Investments

Our short-term investments of $17,834 and $17,775 at August 31, 2024 and November 25, 2023, respectively, consisted of CDs. At August 31, 2024, the CDs had original terms averaging seven months, bearing interest at rates ranging from 0.7% to 5.4% and the weighted average remaining time to maturity was approximately five months and the weighted average yield of the CDs was approximately 4.69%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 31, 2024 and November 25, 2023 approximates their fair value.

4. Accounts Receivable

Accounts receivable consists of the following:

	August 31, 2024	November 25, 2023
Gross accounts receivable	$14,026	$14,271
Allowance for doubtful accounts	(1,052)	(535)
Accounts receivable, net	$12,974	$13,736

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

8 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Activity in the allowance for credit losses for the nine months ended August 31, 2024 was as follows:

Balance at November 25, 2023	$535
Additions charged to expense	595
Write-offs against allowance	(78)
Balance at August 31, 2024	$1,052

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

Inventories were comprised of the following:

	August 31, 2024	November 25, 2023
Wholesale finished goods	$24,188	$27,521
Work in process	453	637
Raw materials and supplies	16,223	18,655
Retail merchandise	33,285	33,090
Total inventories on first-in, first-out method	74,149	79,903
LIFO adjustment	(11,942)	(11,738)
Reserve for excess and obsolete inventory	(6,069)	(5,183)
	$56,138	$62,982

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

9 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Corporate & Other (1)	Total

Balance at November 25, 2023	$4,145	$1,038	$-	$5,183
Additions charged to expense	3,930	524	500	4,954
Write-offs	(3,700)	(368)	-	(4,068)
Balance at August 31, 2024	$4,375	$1,194	$500	$6,069

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

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	August 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(379)	$133

Intangibles not subject to amortization:
Trade names			6,849
Goodwill			7,217
Total goodwill and other intangible assets			$14,199

	November 25, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(337)	$175

Intangibles not subject to amortization:
Trade names			8,675
Goodwill			7,217
Total goodwill and other intangible assets			$16,067

See Note 9 regarding the impairment of the trade name intangible asset for Noa Home.

There were no changes in the carrying amounts of goodwill during the nine months ended August 31, 2024.

10 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

The carrying amounts of goodwill by reportable segment, including accumulated impairment losses, at both August 31, 2024 and November 25, 2023 were as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Corporate and other	5,409	(5,409)	-

Total goodwill	$16,523	$(9,306)	$7,217

Amortization expense associated with intangible assets during the three and nine months ended August 31, 2024 and August 26, 2023 was as follows:

	Quarter Ended		Nine Months Ended

	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023

Intangible asset amortization expense	$14	$14	$43	$43

Estimated future amortization expense for intangible assets that exist at August 31, 2024 is as follows:

Remainder of fiscal 2024	$14
Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	5
Fiscal 2028	-
Fiscal 2029	-
Total	$133

7. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This credit facility provides for a line of credit of up to $25,000. At August 31, 2024, we had $6,013 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at August 31, 2024, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. Had we been required to test those ratios, we would not have been able to achieve the required levels for either of these ratios. Consequently, our availability under the Credit Facility is currently limited to an additional $2,237.

11 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $5,851 and $5,778 as of August 31, 2024 and November 25, 2023, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five management employees in the amount of $400 each. We are accounting for the LTC Awards as a defined benefit pension plan. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,221 and $1,234 as of August 31, 2024 and November 25, 2023, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 31, 2024	November 25, 2023
Accrued compensation and benefits	$792	$792
Post employment benefit obligations	6,280	6,220
Total pension liability	$7,072	$7,012

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 31, 2024 and August 26, 2023 are as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Service cost	$3	$7	$10	$20
Interest cost	98	93	293	278
Amortization of prior service costs	26	31	77	94
Amortization of loss	(16)	-	(48)	-
Net periodic pension cost	$111	$131	$332	$392

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,657 and $1,655 as of August 31, 2024 and November 25, 2023, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $3,277 and $2661 as of August 31, 2024 and November 25, 2023, respectively.

12 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 31, 2024	November 25, 2023
Accrued compensation and benefits	$329	$329
Post employment benefit obligations	4,605	3,987
Total deferred compensation liability	$4,934	$4,316

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 31, 2024 and August 26, 2023 as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Deferred compensation expense (benefit)	$255	$166	$881	$363

9. Other Gains and Losses

Fiscal 2024

During the three and nine months ended August 31, 2024, we recognized a charge of $1,240 to accrue the remaining minimum charges payable under a contract for logistical services which our wholesale segment ceased utilizing during the third fiscal quarter of 2024. These minimum payments will continue through January of 2026.

During the nine months ended August 31, 2024, we recognized non-cash charges for asset impairments totaling $5,515 which consisted of the following:

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

Fiscal 2023

During the nine months ended August 26, 2023, we recognized a non-cash gain of $1,013 resulting from the write-down of our contingent consideration obligation to the former owners of Noa Home. Subsequent to the acquisition of Noa Home on September 2, 2022, the parties concluded that the revenue and EBITDA targets originally set forth in the purchase agreement by which the Noa Home co-founders were to earn the contingent consideration were likely not to be met within the originally anticipated time frame and therefore agreed to replace the contingent consideration payable that was recognized at the acquisition date with two fixed payments of C$200 each. The first payment was made in June of 2023 and the second payment will be made in December of 2024.

13 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
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

Lease Guarantees

We were contingently liable under licensee lease obligation guarantees in the amounts of $5,226 and $1,845 at August 31, 2024 and November 25, 2023, respectively. The remaining term under these lease guarantees extends for six years.

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of these lease guarantees (an estimate of the cost to the Company to perform on the guarantee) at August 31, 2024 and November 25, 2023 was not material.

14 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

11. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended August 31, 2024:

Basic loss per share	$(4,505)	8,725,008	$(0.52)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share - continuing operations	$(4,505)	8,725,008	$(0.52)

For the quarter ended August 26, 2023:

Basic earnings per share	$(2,591)	8,736,096	$(0.30)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted earnings per share	$(2,591)	8,736,096	$(0.30)

For the nine months ended August 31, 2024:

Basic earnings per share - continuing operations	$(12,899)	8,742,766	$(1.48)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted earnings per share - continuing operations	$(12,899)	8,742,766	$(1.48)

For the nine months ended August 26, 2023:

Basic earnings per share - continuing operations	$930	8,804,718	$0.11
Add effect of dilutive securities:
Restricted shares	-	15,934	-
Diluted earnings per share - continuing operations	$930	8,820,652	$0.11

*Due to the net loss for the period, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three and nine months ended August 31, 2024 and August 26, 2023, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023

Unvested shares	64,409	100,313	64,409	66,113

15 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended August 31, 2024 and August 26, 2023, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category are attributable to Noa Home, which generates substantially all of its sales outside of the United States. During the second fiscal quarter of 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and have decided to cease operations by selling the remaining inventory in an orderly fashion over the next several months.

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

16 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Sales Revenue
Wholesale sales of furniture and accessories	$47,828	$56,660	$155,138	$188,318
Less: Sales to retail segment	(20,453)	(23,503)	(64,967)	(77,932)
Wholesale sales to external customers	27,375	33,157	90,171	110,386
Retail sales of furniture and accessories	47,256	52,264	151,478	178,004
Corporate and other - Noa Home	988	1,796	3,934	7,044
Consolidated net sales of furniture and accessories	$75,619	$87,217	$245,583	$295,434

Income (Loss) before Income Taxes:
Income (loss) from operations:
Wholesale	$4,440	$6,340	$16,886	$22,339
Retail - Company-owned stores	(2,840)	(3,036)	(6,674)	(751)
Net expenses - Corporate and other	(6,963)	(7,420)	(21,500)	(22,140)
Inter-company elimination	246	312	867	917
Asset impairment charges (see Note 9)	-	-	(5,515)	-
Loss on contract abandonment (see Note 9)	(1,240)	-	(1,240)
Gain on revaluation of contingent consideration (see Note 9)	-	-	-	1,013
Consolidated income (loss) from operations	(6,357)	(3,804)	(17,176)	1,378

Interest income	692	923	2,075	1,644
Other loss, net	(109)	(309)	(489)	(1,381)
Consolidated income (loss) before income taxes	$(5,774)	$(3,190)	$(15,590)	$1,641

Depreciation and Amortization
Wholesale	$587	$618	$1,835	$1,838
Retail - Company-owned stores	1,073	1,335	3,790	4,167
Corporate and other	662	640	1,988	1,497
Consolidated	$2,322	$2,593	$7,613	$7,502

Capital Expenditures
Wholesale	$385	$715	$919	$2,064
Retail - Company-owned stores	510	4,776	2,680	7,798
Corporate and other	142	1,761	1,121	4,795
Consolidated	$1,037	$7,252	$4,720	$14,657

	As of	As of
	August 31, 2024	November 25, 2023
Identifiable Assets
Wholesale	$88,835	$99,004
Retail - Company-owned stores	155,271	166,604
Corporate and other	91,756	104,816
Consolidated	$335,862	$370,424

See Note 13, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

17 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

13. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $23,700 and $22,788 as of August 31, 2024 and November 25, 2023, respectively. Substantially all of the customer deposits held as of November 25, 2023 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the nine months ended August 31, 2024.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At August 31, 2024 and November 25, 2023, our balance of prepaid commissions included in other current assets was $2,559 and $2,245, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and nine months ended August 31, 2024 and August 26, 2023, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	August 31, 2024				August 26, 2023
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$17,854	$25,631	$-	$43,485	$19,985	$30,177	$-	$50,162
Bassett Leather	3,730	1,229	-	4,959	6,743	337	-	7,080
Bassett Custom Wood	2,748	7,617	-	10,365	3,564	7,697	-	11,261
Bassett Casegoods	3,043	5,909	-	8,952	2,865	7,027	-	9,892
Accessories, mattresses and other (1)	-	6,870	988	7,858	-	7,026	1,796	8,822
Consolidated net sales of furniture and accessories	$27,375	$47,256	$988	$75,619	$33,157	$52,264	$1,796	$87,217

	Nine Months Ended
	August 31, 2024				August 26, 2023
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$60,046	$82,690	$-	$142,736	$68,641	$101,047	$-	$169,688
Bassett Leather	11,254	3,173	-	14,427	19,630	1,408	-	21,038
Bassett Custom Wood	9,933	24,336	-	34,269	12,642	27,164	-	39,806
Bassett Casegoods	8,938	19,684	-	28,622	9,473	24,848	-	34,321
Accessories, mattresses and other (1)	-	21,595	3,934	25,529	-	23,537	7,044	30,581
Consolidated net sales of furniture and accessories	$90,171	$151,478	$3,934	$245,583	$110,386	$178,004	$7,044	$295,434

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)	Corporate and other for the three and nine months ended August 31, 2024 and August 26, 2023 includes the sales of Noa Home.

18 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

14. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and nine months ended August 31, 2024 and August 26, 2023:

	Quarter Ended		Nine Months Ended

	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Common Stock:

Beginning of period	$43,808	$43,900	$43,842	$44,759
Issuance of common stock	100	101	291	288
Purchase and retirement of common stock	(234)	(201)	(459)	(1,247)
End of period	$43,674	$43,800	$43,674	$43,800

Common Shares Issued and Outstanding:

Beginning of period	8,761,332	8,779,912	8,768,221	8,951,839
Issuance of common stock	20,139	19,996	58,256	57,406
Purchase and retirement of common stock	(46,843)	(40,143)	(91,849)	(249,480)
End of period	8,734,628	8,759,765	8,734,628	8,759,765

Additional Paid-in Capital:

Beginning of period	$52	$-	$93	$-
Issuance of common stock	(4)	(2)	(16)	(12)
Purchase and retirement of common stock	(246)	(210)	(671)	(624)
Stock based compensation	198	212	594	636
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$127,807	$149,393	$139,354	$150,800
Net income (loss) for the period	(4,505)	(2,591)	(12,899)	930
Purchase and retirement of common stock	(158)	(196)	(158)	(2,293)
Cash dividends declared	(1,756)	(1,575)	(4,909)	(4,406)
End of period	$121,388	$145,031	$121,388	$145,031

Accumulated Other Comprehensive Loss:

Beginning of period	$(7)	$(108)	$152	$50
Cumulative translation adjustments, net of tax	(24)	31	(198)	(174)
Amortization of pension costs, net of tax	6	23	21	70
End of period	$(25)	$(54)	$(25)	$(54)

The balance of cumulative translation adjustments, net of tax, was a net loss of $684 and $486 at August 31, 2024 and November 25, 2023, respectively.

19 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

15. Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of August 31, 2024 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 740) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require: that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); and that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments in ASU 2022-03 will become effective for us for our 2025 fiscal year and for interim periods beginning with our 2026 fiscal year. Early adoption is permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

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

20 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
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

•	the risk of additional charges arising from our decision to close Noa Home Inc. (“Noa Home”) during the fourth quarter of fiscal 2024.

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

21 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The current fiscal year ending November 30, 2024 is a 53-week year, with the additional week being included in our first fiscal quarter. Accordingly, the information presented below includes 40 weeks of operations for the nine months ended August 31, 2024 as compared to 39 weeks included in the quarter ended August 26, 2023.

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

With 87 BHF stores at August 31, 2024, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. Digital outreach strategies have become the primary vehicle for brand advertising and customer acquisition. We introduced a new web platform in August of 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. While we have made it easier to purchase on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities.

During the fourth quarter of fiscal 2022 we acquired Noa Home, a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home has operations in Canada, Singapore, the United States and the United Kingdom. After nearly two years of operating losses, we concluded during the second quarter of 2024 that Noa Home was not likely to achieve profitability at any time in the foreseeable future and have decided to cease operations by selling the inventory in an orderly fashion over the next several months. In the second quarter of 2024 we recognized non-cash charges totaling $2,401 related to the impairment of certain long-lived assets of Noa Home and the establishment of a reserve against Noa Home’s remaining inventory.

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

22 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Retail Stores

During the first quarter of 2024 we opened two new Corporate-owned stores located in Tampa, Florida and Houston, Texas. As of August 31, 2024, we had 58 Corporate-owned stores operating. One licensee-owned store in La Jolla, California was closed during the first quarter of 2024 and two licensee-owned stores in Seattle, Washington were closed during the third quarter of 2024. As of August 31, 2024 there were 29 licensee-owned stores in operation.

Cybersecurity Incident

On July 10, 2024, we detected unauthorized occurrences on a portion of our information technology (IT) systems. Upon detecting the unauthorized occurrences, we immediately began taking steps to contain, assess and remediate the cybersecurity incident, including beginning an investigation with leading external cybersecurity specialists, activating our incident response plan, and shutting down some systems. As a result of these and other measures, we believe the threat actor was ejected from our IT systems on July 10, 2024.

After we shut down some of our systems, we experienced disruption to certain of our operations, including interrupted manufacturing at our domestic plants and delayed order fulfillment for our retail network and delay of some wholesale shipments. Within a few days of the incident, we were able to resume retail order fulfillment and caught up on fulfilling wholesale orders that were delayed as a result of the cybersecurity incident. We have fully restored the IT systems and data and our investigation has not found evidence that any of our core operating systems for manufacturing, wholesale and retail order processing and fulfillment, or financial reporting were impacted.

While we believe the impacts were not material to our financial condition and results of operations for the fiscal year, we estimate that between $1,000 and $2,000 of sales were lost due to the shutdown during the cybersecurity incident. During the third quarter of 2024, we also incurred legal and remediation costs related to the incident of approximately $98 which are included in selling, general and administrative expenses. In addition, cost of goods sold for the three and nine months ended August 31, 2024 includes $609 for wages paid to hourly production employees during the work stoppage resulting from the cybersecurity incident. Because no inventory was produced during the temporary shutdown of our manufacturing operations, these wages were charged directly to expense. We will be seeking reimbursement of costs, expenses and losses stemming from the cybersecurity incident by submitting claims to our cybersecurity insurers. While the timing and amount of any such reimbursements is not known at this time, we are currently in the process of documenting our claim and expect to resolve the final amount during the fourth fiscal quarter of 2024.

23 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Results of Operations – Periods ended August 31, 2024 compared with the periods ended August 26, 2023:

Consolidated results of operations for the three and nine months ended August 31, 2024 and August 26, 2023 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 31, 2024		August 26, 2023		Dollars	Percent	August 31, 2024*		August 26, 2023		Dollars	Percent

Net sales of furniture and accessories	$75,619	100.0%	$87,217	100.0%	$(11,598)	-13.3%	$245,583	100.0%	$295,434	100.0%	$(49,851)	-16.9%
Cost of furniture and accessories sold	35,526	47.0%	42,173	48.4%	(6,647)	-15.8%	113,863	46.4%	140,360	47.5%	(26,497)	-18.9%
Gross profit	40,093	53.0%	45,044	51.6%	(4,951)	-11.0%	131,720	53.6%	155,074	52.5%	(23,354)	-15.1%
SG&A expenses	45,210	59.8%	48,848	56.0%	(3,638)	-7.4%	142,141	57.9%	154,709	52.4%	(12,568)	-8.1%
Loss on contract abandonment	1,240	1.6%	-	0.0%	1,240	100.0%	1,240	0.5%	-	0.0%	1,240	100.0%
Asset impairment charges	-	0.0%	-	0.0%	-	100.0%	5,515	2.2%	-	0.0%	5,515	100.0%
Gain on revaluation of contingent consideration	-	0.0%	-	0.0%	-	-100.0%	-	0.0%	1,013	0.3%	(1,013)	-100.0%

Income (loss) from operations	$(6,357)	-8.4%	$(3,804)	-4.4%	$(2,553)	-67.1%	$(17,176)	-7.0%	$1,378	0.5%	$(18,554)	N/M

*40 weeks for fiscal 2024 as compared with 39 weeks for fiscal 2023.

Analysis of Quarterly Results:

Total sales revenue for the three months ended August 31, 2024 decreased $11,598 or 13% from the prior year period due primarily to a 16% decline in wholesale sales and a 10% decrease in retail sales through the Company-owned stores. In addition, we estimate that between $1,000 and $2,000 of sales were lost due to the shutdown during the cybersecurity incident.

Gross margins for the three months ended August 31, 2024 increased 140 basis points over the prior year period primarily due to improved margins in both the retail and wholesale segments, partially offset by $609 of unproductive labor costs incurred during the temporary shutdown resulting from the cybersecurity incident. Excluding these unproductive labor costs, our consolidated gross margin would have been 53.8%.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended August 31, 2024 increased 380 basis points from 2023 primarily due to the deleverage of fixed costs caused by lower sales volumes.

Analysis of Year-to-Date Results:

Total sales revenue for the nine months ended August 31, 2024 decreased $49,851 or 17% from the prior year period primarily due to a 18% decline in wholesale sales and a 15% decrease in retail sales through the Company-owned stores.

Gross margins for the nine months ended August 31, 2024 increased 110 basis points over the prior year period. Included in the current year gross margin are increased inventory valuation charges of $1,729 in the wholesale segment, $472 in the retail segment and $500 in the Noa Home operation, and unproductive labor costs of $609 incurred during the temporary shutdown resulting from the cybersecurity incident. Excluding these charges, our consolidated gross margin would have been 55.0%. SG&A expenses as a percentage of sales for the nine months ended August 31, 2024 increased 550 basis points from 2023 primarily due to the deleverage of fixed costs caused by lower sales volumes.

24 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Reconciliation of Gross Profit as Reported to Adjusted Gross Profit:

	Quarter Ended				Nine Months Ended
	August 31, 2024		August 26, 2023		August 31, 2024		August 26, 2023
		Percent of		Percent of		Percent of		Percent of
	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales	Amount	Net Sales

Gross profit as reported	$40,093	53.0%	$45,044	51.6%	$131,720	53.6%	$155,074	52.5%
Wages paid during cyber incident shutdown	609	0.8%	-	0.0%	609	0.2%	-	0.0%
Additional inventory valuation charges	-	0.0%	893	1.0%	2,701	1.1%	1,896	0.6%

Adjusted gross profit	$40,702	53.8%	$45,937	52.7%	$135,030	55.0%	$156,970	53.1%

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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended August 31, 2024 and August 26, 2023, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category are attributable to Noa Home, which generates substantially all of its sales outside of the United States. During the second quarter of 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations by selling the inventory in an orderly fashion over the next several months.

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

25 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
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

	Quarter Ended August 31, 2024
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$47,828	$47,256	$988	$(20,453	) (1)	$-	$-	$75,619
Cost of furniture and accessories sold	33,147	22,285	504	(20,410	) (2)	-	-	35,526
Gross profit	14,681	24,971	484	(43)		-	-	40,093
SG&A expense	10,241	27,811	7,447	(289	) (3)	-	-	45,210
Loss on contract abandonment	-	-	-	-		1,240 (4)	-	1,240
Income (loss) from operations	4,440	(2,840)	(6,963)	246		(1,240)	-	(6,357)
Interest income	-	-	-	-		-	692	692
Other loss, net	-	-	-	-		-	(109)	(109)
Income (loss) before income taxes	$4,440	$(2,840)	$(6,963)	$246		$(1,240)	$583	$(5,774)

	Quarter Ended August 26, 2023
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$56,660	$52,264	$1,796	$(23,503	) (1)	$-	$-	$87,217
Cost of furniture and accessories sold	39,536	25,318	881	(23,562	) (2)	-	-	42,173
Gross profit	17,124	26,946	915	59		-	-	45,044
SG&A expense	10,784	29,982	8,335	(253	) (3)	-	-	48,848
Income (loss) from operations	6,340	(3,036)	(7,420)	312		-	-	(3,804)
Interest income	-	-	-	-		-	923	923
Other loss, net	-	-	-	-		-	(309)	(309)
Income (loss) before income taxes	$6,340	$(3,036)	$(7,420)	$312		$-	$614	$(3,190)

26 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

	Nine Months Ended August 31, 2024
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$155,138	$151,478	$3,934	$(64,967	) (1)	$-		$-	$245,583
Cost of furniture and accessories sold	105,763	70,805	2,239	(64,944	) (2)	-		-	113,863
Gross profit	49,375	80,673	1,695	(23)		-		-	131,720
SG&A expense	32,489	87,347	23,195	(890	) (3)	-		-	142,141
Loss on contract abandonment	-	-	-	-		1,240	(4)	-	1,240
Asset impairment charges	-	-	-	-		5,515	(5)	-	5,515
Income from operations	16,886	(6,674)	(21,500)	867		(6,755)		-	(17,176)
Interest income	-	-	-	-		-		2,075	2,075
Other loss, net	-	-	-	-		-		(489)	(489)
Income (loss) before income taxes	$16,886	$(6,674)	$(21,500)	$867		$(6,755)		$1,586	$(15,590)

	Nine Months Ended August 26, 2023
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$188,318	$178,004	$7,044	$(70,888	) (1)	$-			$295,434
Cost of furniture and accessories sold	130,693	84,550	3,212	(78,095	) (2)	-			140,360
Gross profit	57,625	93,454	3,832	7,207		-			155,074
SG&A expense	35,286	94,205	25,972	(754	) (3)	-			154,709
Gain on revaluation of contingent consideration	-	-	-	-		1,013	(6)		1,013
Income from operations	22,339	(751)	(22,140)	7,961		1,013		-	1,378
Interest income	-	-	-	-		-		1,644	1,644
Other loss, net	-	-	-	-		-		(1,381)	(1,381)
Income (loss) before income taxes	$22,339	$(751)	$(22,140)	$7,961		$1,013		$263	$1,641

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(4)	Represents the charge for accruing the remaining minimum payments under a contract for logistical services in Riverside, CA which we no longer utilize.
(5)

Represents asset impairment charges of $2,887 and $727 in our retail and wholesale segments, respectively, a $1,827 charge for the impairment of the Noa Home trade name intangible asset, and a $74 charge for the impairment of Noa Home customized software.

(6)	Represents the gain resulting from the write-down of the contingent consideration payable on the acquisition of Noa Home.

27 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 31, 2024 and August 26, 2023 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 31, 2024		August 26, 2023		Dollars	Percent	August 31, 2024*		August 26, 2023		Dollars	Percent

Net sales	$47,828	100.0%	$56,660	100.0%	$(8,832)	-15.6%	$155,138	100.0%	$188,318	100.0%	$(33,180)	-17.6%
Gross profit (1)	14,681	30.7%	17,124	30.2%	(2,443)	-14.3%	49,375	31.8%	57,625	30.6%	(8,250)	-14.3%
SG&A expenses	10,241	21.4%	10,784	19.0%	(543)	-5.0%	32,489	20.9%	35,286	18.7%	(2,797)	-7.9%
Income from operations	$4,440	9.3%	$6,340	11.2%	$(1,900)	-30.0%	$16,886	10.9%	$22,339	11.9%	$(5,453)	-24.4%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*40 weeks for fiscal 2024 as compared with 39 weeks for fiscal 2023.

Wholesale sales by major product category are as follows:

	Quarter Ended
	August 31, 2024				August 26, 2023*				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$17,854	$13,069	$30,923	64.7%	$19,985	$15,170	$35,155	62.0%	$(4,232)	-12.0%
Bassett Leather	3,730	535	4,265	8.9%	6,743	278	7,021	12.4%	(2,756)	-39.3%
Bassett Custom Wood	2,748	3,638	6,386	13.4%	3,564	4,564	8,128	14.3%	(1,742)	-21.4%
Bassett Casegoods	3,043	3,211	6,254	13.1%	2,865	3,491	6,356	11.2%	(102)	-1.6%
Total	$27,375	$20,453	$47,828	100.0%	$33,157	$23,503	$56,660	100.0%	$(8,832)	-15.6%

	Nine Months Ended
	August 31, 2024				August 26, 2023*				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$60,046	$40,845	$100,891	65.0%	$68,641	$50,427	$199,068	63.2%	$(18,177)	-15.3%
Bassett Leather	11,254	1,462	12,716	8.2%	19,630	550	20,180	10.7%	(7,464)	-37.0%
Bassett Custom Wood	9,933	12,639	22,572	14.5%	12,642	15,031	27,673	14.7%	(5,101)	-18.4%
Bassett Casegoods	8,938	10,021	18,959	12.2%	9,473	11,924	21,397	11.4%	(2,438)	-11.4%
Total	$90,171	$64,967	$155,138	100.0%	$110,386	$77,932	$188,318	100.0%	$(33,180)	-17.6%

*27 weeks for fiscal 2024 as compared with 26 weeks for fiscal 2023.

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended August 31, 2024 decreased $8,832 or 16% from the prior year period due primarily to a 22% decrease in shipments to the open market, a 13% decrease in shipments to our retail store network and a 6% decrease in Lane Venture shipments. Gross margins for the three months ended August 31, 2024 increased 50 basis points over the prior year primarily due to the expected improvement in the Bassett Leather business. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. This improvement was partially offset by lower margins in the Bassett Custom Upholstery business due to deleverage of fixed costs from lower sales volumes and $609 of unproductive labor costs, or 1.3% of sales, incurred during the temporary shutdown resulting from the cybersecurity incident. SG&A expenses as a percentage of sales increased 240 basis points primarily due to reduced leverage of fixed costs from decreased sales.

28 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results – Wholesale

Net sales for the nine months ended August 31, 2024 decreased $33,180 or 18% from the prior year period due primarily to a 20% decrease in shipments to the open market, a 17% decrease in shipments to our retail store network and a 9% decrease in Lane Venture shipments. Gross margins for the nine months ended August 31, 2024 increased 120 basis points over the prior year primarily due to the expected improvement in the Bassett Leather business. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. This increase was partially offset by significantly higher costs than are currently being realized on current product receipts. Margins in our Bassett Casegoods business also improved as expected primarily due to shipping more product that contained lower in-bound freight costs partially offset by increased inventory valuation charges as we plan to be more aggressive in selling certain slow-moving products. These improvements were partially offset by lower margins in the Bassett Custom Upholstery business due to deleverage of fixed costs from lower sales volumes. SG&A expenses as a percentage of sales increased 220 basis points primarily due to reduced leverage of fixed costs from decreased sales.

Wholesale Backlog

Wholesale backlog at August 31, 2024 was $18,481 as compared to $18,478 at November 25, 2023 and $19,895 at August 26, 2023.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended August 31, 2024 and August 26, 2023 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 31, 2024		August 26, 2023		Dollars	Percent	August 31, 2024*		August 26, 2023		Dollars	Percent

Net sales	$47,256	100.0%	$52,264	100.0%	$(5,008)	-9.6%	$151,478	100.0%	$178,004	100.0%	$(26,526)	-14.9%
Gross profit (1)	24,971	52.8%	26,946	51.6%	(1,975)	-7.3%	80,673	53.3%	93,454	52.5%	(12,781)	-13.7%
SG&A expenses	27,811	58.9%	29,982	57.4%	(2,171)	-7.2%	87,347	57.7%	94,205	52.9%	(6,858)	-7.3%
Income (loss) from operations	$(2,840)	-6.0%	$(3,036)	-5.8%	$196	-6.5%	$(6,674)	-4.4%	$(751)	-0.4%	$(5,923)	788.7%

(1)	Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*40 weeks for fiscal 2024 as compared with 39 weeks for fiscal 2023.

29 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Retail sales by major product category are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 31, 2024		August 26, 2023		Dollars	Percent	August 31, 2024*		August 26, 2023		Dollars	Percent

Bassett Custom Upholstery	$25,631	54.2%	$30,177	57.7%	$(4,546)	-15.1%	$82,690	54.6%	$101,047	56.8%	$(18,357)	-18.2%
Bassett Leather	1,229	2.6%	337	0.6%	892	264.7%	3,173	2.1%	1,408	0.8%	1,765	125.4%
Bassett Custom Wood	7,617	16.1%	7,697	14.7%	(80)	-1.0%	24,336	16.1%	27,164	15.3%	(2,828)	-10.4%
Bassett Casegoods	5,909	12.5%	7,027	13.4%	(1,118)	-15.9%	19,684	13.0%	24,848	14.0%	(5,164)	-20.8%
Accessories, mattresses and other (1)	6,870	14.5%	7,026	13.4%	(156)	-2.2%	21,595	14.3%	23,537	13.2%	(1,942)	-8.3%
Total	$47,256	100.0%	$52,264	100.0%	$(5,008)	-9.6%	$151,478	100.0%	$178,004	100.0%	$(26,526)	-14.9%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*40 weeks for fiscal 2024 as compared with 39 weeks for fiscal 2023.

Analysis of Quarterly Results - Retail

Net sales for the three months ended August 31, 2024 decreased $5,008 or 9.6% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 4.8% from the third quarter of 2023. Gross margin for the three months ended August 31, 2024 improved 120 basis points over the prior period due to higher margins on both in-line and clearance goods. In addition, we were running two store closure sales in 2023 that reduced the gross margin for the third quarter of 2023. SG&A expenses as a percentage of sales for the three months ended August 31, 2024 increased 150 basis points primarily due to decreased leverage of fixed costs from lower sales volumes partially offset by reduced advertising and fixed delivery costs.

Analysis of Year-to-Date Results - Retail

Net sales for the nine months ended August 31, 2024 decreased $26,526 or 15% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 3.6% from the first nine months of 2023. Gross margin for the nine months ended August 31, 2024 improved 80 basis points over the prior period primarily due to higher margins on both in-line and clearance goods partially offset by $472 of additional inventory valuation charges in the second quarter of 2024 due to our strategy to be more aggressive in selling clearance goods to better control inventory levels. SG&A expenses as a percentage of sales for the nine months ended August 31, 2024 increased 480 basis points primarily due to decreased leverage of fixed costs from lower sales volumes.

Retail Backlog

Retail backlog at August 31, 2024 was $33,251 compared to $30,902 at November 25, 2023 and $32,702 at August 26, 2023.

30 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions along with any operating segments that do not meet the requirements to be reportable segments. Therefore, Noa Home is included within the Corporate and other reconciling category and accounts for all of the sales and gross profit within this reconciling category. Revenues, costs and expenses of Corporate and other for the periods ended August 31, 2024 and August 26, 2023 are as follows:

	Quarter Ended		Change		Nine Months Ended		Change
	August 31, 2024	August 26, 2023	Dollars	Percent	June 1, 2024*	August 26, 2023	Dollars	Percent

Net sales	$988	$1,796	$(808)	-45.0%	$3,934	$7,044	$(3,110)	-44.2%
Gross profit	484	915	(431)	-47.1%	1,695	3,832	(2,137)	-55.8%
SG&A expenses	7,447	8,335	(888)	-10.7%	23,195	25,972	(2,777)	-10.7%
Net expenses	$(6,963)	$(7,420)	$457	-6.2%	$(21,500)	$(22,140)	$640	-2.9%

*40 weeks for fiscal 2024 as compared with 39 weeks for fiscal 2023.

Analysis of Quarterly Results – Corporate and Other

Sales and gross profit declined from the prior year period as we began our wind-down of Noa Home’s operations and continued to sell the remaining inventory over the next several months. The $888 decrease in SG&A expenses was primarily due to reduced advertising and warehouse costs for Noa Home as a result of the on-going wind-down of operations and decreased corporate overhead spending from better expense management, partially offset by costs incurred in connection with the cybersecurity incident.

Analysis of Year-to-Date Results – Corporate and Other

Sales and gross profit declined from the prior year period as we began our wind-down of Noa Home’s operations and continued to sell the remaining inventory over the next several months. Included in the gross profit is an inventory valuation charge of $500 recognized during the second quarter of 2024 due to our decision to cease operations at Noa Home. The $2,777 decrease in SG&A expenses was primarily due to decreased advertising and warehouse costs for Noa Home as a result of the on-going wind-down of operations and decreased corporate overhead spending from better expense management.

Other Gains and Losses

Fiscal 2024

During the three and nine months ended August 31, 2024, we recognized a charge of $1,240 to accrue the remaining minimum charges under a logistical services contract with a vendor in Riverside, California. We ceased utilizing those services during the third quarter of 2024 and expect to pay the minimum monthly charge through January of 2026.

During the nine months ended August 31. 2024, we recognized non-cash charges for asset impairments totaling $5,515 which consisted of the following:

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
●

$1,901 for the impairment of long-lived assets at Noa Home. During the second quarter we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations by selling the remaining inventory in an orderly fashion over the next several months. $1,827 of these charges are for the full impairment of the Noa Home trade name intangible asset, and $74 relates to the full impairment of customized software used in the Noa Home operations.

31 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Fiscal 2023

During the nine months ended August 26, 2023, we recognized a non-cash gain of $1,013 resulting from the write-down of our contingent consideration obligation to the former owners of Noa Home. Subsequent to the acquisition of Noa Home on September 2, 2022, the parties concluded that the revenue and EBITDA targets originally set forth in the purchase agreement by which the Noa Home co-founders were to earn the contingent consideration were likely not to be met within the originally anticipated time frame and therefore agreed to replace the contingent consideration payable that was recognized at the acquisition date with two fixed payments of C$200 each. The first payment was made in June of 2023 and the second payment will be made in December of 2024.

Other Items Affecting Net Income (Loss)

Interest Income

Interest income for the three and nine months ended August 31, 2024 was $692 and $2,075, respectively, compared to $923 and $1,644 for the three and nine months, respectively, ended August 26, 2023. The third quarter decline from the prior year period is primarily due to lower balances of interest-bearing cash and cash equivalents, while for the nine months ended August 31, 2024 the rates earned on our cash and cash equivalents and investments in CDs averaged higher than the preceding year.

Other Loss, Net

Other loss, net, for the three and nine months ended August 31, 2024 was $276 and $380, respectively, compared to $505 and $1,072 for the three and nine months, respectively, ended August 26, 2023. The net change from the prior year periods was primarily due to lower costs associated with Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 22.0% and 17.3% for the three and nine months ended August 31, 2024, respectively. The effective rates for the three and nine months ended August 31, 2024 differ from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home, the effects of state income taxes and various permanent differences.

Our effective tax rate was 18.8% and 43.3% for the three and nine months ended August 26, 2023, respectively. The effective rates for the three and nine months ended August 26, 2023 differ from the federal statutory rate of 21% primarily due to the non-taxable gain on revaluation of contingent consideration associated with the acquisition of Noa Home, increases in the valuation allowance placed on deferred tax assets associated with Noa Home and the effects of state income taxes and various permanent differences.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first nine months of fiscal 2024 was $2,323 compared to cash provided by operations of $10,249 for the first nine of fiscal 2023, representing a decrease of $12,572 in cash flows from operations. This decrease was primarily the result of changes in working capital due to the timing impact of expenditures as a result of an additional week in the first quarter of 2024 coupled with lower net income.

Our overall cash position declined $14,078 during the first nine months of 2024. During the first nine months of fiscal 2024, we spent $4,720 on purchases of property and equipment primarily consisting of the upfit of the new Tampa, Florida and Houston, Texas stores that opened in the first quarter of 2024, final payments on the Austin, Texas store remodel, update of the façade of the Greensboro, North Carolina store location and expenditures related to various information technology and manufacturing plant projects. We also paid $4,909 in dividends during the first nine months of 2024. During the second quarter of 2024 we resumed purchasing shares under our stock repurchase program and repurchased $1,127 during the first nine months of 2024 compared to $4,056 repurchased in the prior year period. We expect capital expenditures for the full year to range from $6 million to $8 million. As of August 31, 2024, $20,696 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $56,163 on hand at August 31, 2024, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

32 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Debt and Other Obligations

On May 15, 2024, we entered into the Credit Facility with our bank. This credit facility provides for a line of credit of up to $25,000. At August 31, 2024, we had $6,013 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio not to exceed 3.35 times.

Since our used commitment was less than $8,250 at August 31, 2024, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. Had we been required to test those ratios, we would not have been able to achieve the required levels for either ratio. Consequently, our availability under the Credit Facility is currently limited to an additional $2,237.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at August 31, 2024 is $104,133 and is included in our accompanying condensed consolidated balance sheet at August 31, 2024. We were contingently liable under licensee lease obligation guarantees in the amount of $5,226 at August 31, 2024. The remaining terms under these lease guarantees extend for six years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $24,306 at August 31, 2024.

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

33 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 31, 2024.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $24,306 at August 31, 2024 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $5,226 which we have guaranteed on behalf of certain licensees as of August 31, 2024 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At August 31, 2024, the unamortized balance of such right-of-use assets used in continuing operations totaled $90,076. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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
AUGUST 31, 2024
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended November 25, 2023 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, natural disasters and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could reduce our sales or result in longer production times. If our critical business computer systems or back-up systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them. For example, we disclosed a cybersecurity incident in Item 1.05 of Current Reports on Form 8-K and 8-K/A filed on July 15, 2024 and August 6, 2024, respectively, relating to the detection of unauthorized occurrences on a portion of our information technology (IT) systems.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended August 31, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 2, 2024 - July 6, 2024	21,472	$13.97	21,472	$21,033
July 7, 2024 - August 3, 2024	4,528	$13.59	4,528	$20,972
August 4, 2024 - August 31, 2024	20,843	$13.24	20,843	$20,696

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At August 31, 2024, $20,696 remained available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c) During the fiscal quarter ended August 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

35 of 37

PART II - OTHER INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
AUGUST 31, 2024
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

Exhibit 10 – Eighth Amended and Restated Credit Agreement with Truist Bank dated May 15, 2024 is incorporated herein by reference to Exhibit 10 to Form 10-Q filed with the SEC on July 11, 2024. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

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
October 10, 2024

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer October 10, 2024

37 of 37