Form 10-K
period 2024-11-30
BASSETT FURNITURE INDUSTRIES INC
filed 2025-02-10
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 1, 2024 was $122,350,863.

The number of shares of the Registrant’s common stock outstanding on January 23, 2025 was 8,788,356

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be held March 12, 2025, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2024, 2023 and 2022 mean the fiscal years ended November 30, 2024, November 25,2023 and November 26, 2022. Please note that fiscal 2024 contained 53 weeks while fiscal 2023 and 2022 each contained 52 weeks.

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

●	competitive conditions in the home furnishings industry

●	overall retail traffic levels in stores and on the web and consumer demand for home furnishings

●	ability of our customers and consumers to obtain affordable credit due to increased interest rates

●	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings

●	the risk of additional asset impairment charges arising from the ongoing efforts to consolidate our retail warehouses

●	ability to implement our Company-owned retail strategies and realize the benefits from such strategies

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

With 87 BHF stores at November 30, 2024, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. We know that we are driving a significant percentage of the retail foot traffic to our store network and our open market customers through engagement with www.bassettfurniture.com. Digital outreach strategies have become the primary vehicle for brand advertising and customer acquisition. We expect to supplement the digital outreach strategies in 2025 with added direct mail and television.

We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. Although e-commerce sales continue to be small relative to in-store sales, we are pleased that we have seen a greater than 20% e-commerce sales increase over the back half of the fiscal year. We will continue to invest in ongoing improvements to the aesthetics and user experience that we provide on our website. While we have made it easier to purchase on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities.

During the fourth quarter of fiscal 2022 we acquired Noa Home Inc. (“Noa Home”) (see Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home had operations in Canada, Australia, Singapore and the United Kingdom. After nearly two years of operating losses, we concluded during the second quarter of 2024 that Noa Home was not likely to achieve profitability at any time in the foreseeable future and decided to cease operations by selling the inventory in an orderly fashion. As of November 30, 2024, we have substantially completed the liquidation of Noa Home’s assets and liabilities. In the second quarter of 2024 we recognized non-cash charges totaling $2,401 related to the impairment of certain long-lived assets of Noa Home and the establishment of a reserve against Noa Home’s remaining inventory at that time. Upon substantially completing the liquidation of Noa Home at the end of the fourth quarter of 2024, we recognized a charge of $962 associated with the transfer of the cumulative translation losses out of accumulated other comprehensive income.

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

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We also have a factory in Martinsville, Virginia that assembles and finishes our custom bedroom and dining offerings. We also own a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture.

In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam. Approximately 80% of our wholesale revenues are derived from products that are manufactured in the United States using a mix of domestic and globally sourced components and raw materials.

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

Operating Segments

We have strategically aligned our business into two reportable segments:

●	Wholesale
●	Retail—Company-owned stores

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

Wholesale shipments by category for the last three fiscal years, excluding intercompany sales to our retail segment, are summarized below:

	2024*				2023				2022
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$79,344	$55,168	$134,512	64.8%	$89,005	$66,363	$155,368	62.4%	$124,565	$82,437	$207,002	63.8%
Bassett Leather	15,705	1,919	17,624	8.5%	26,701	1,171	27,872	11.2%	35,953	76	36,029	11.1%
Bassett Custom Wood	14,075	16,674	30,749	14.8%	17,357	20,070	37,427	15.0%	22,534	24,764	47,298	14.6%
Bassett Casegoods	11,317	13,260	24,577	11.8%	12,329	15,915	28,244	11.3%	15,628	18,612	34,240	10.5%
Total	$120,441	$87,021	$207,462	100.0%	$145,392	$103,519	$248,911	100.0%	$198,680	$125,889	$324,569	100.0%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Approximately 20% of our 2024 wholesale sales were of imported product compared to 22% in 2023 and 2022. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $21,750 at November 30, 2024 and $18,478 at November 25, 2023.

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

Retail Segment Overview – Company-Owned Retail Stores

The retail—Company-owned stores segment consists of 58 BHF stores that provide consumers with a friendly and casual environment for buying furniture and accessories. The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores, single-vendor branded retailers and on-line retailers. As a whole, our store network which includes 29 licensee-owned stores, ranks in the top 40 in retail furniture sales in the United States. The following table shows the number of Company-owned stores by state at November 30, 2024:

	Number of		Number of
State	Stores	State	Stores
Arizona	3	Nevada	1
Arkansas	1	New Jersey	2
California	2	New York	4
Connecticut	3	North Carolina	5
Delaware	1	Ohio	2
Florida	5	Oklahoma	1
Georgia	3	Pennsylvania	2
Kentucky	1	South Carolina	1
Maryland	3	Tennessee	1
Massachusetts	1	Texas	11
Missouri	1	Virginia	4
		Total	58

Net sales for our Company-owned retail stores by major product category for the last three fiscal years are summarized below:

	2024*		2023		2022

Bassett Custom Upholstery	$111,943	54.7%	$134,000	56.8%	$163,755	57.4%
Bassett Leather	4,990	2.4%	1,951	0.8%	1,707	0.6%
Bassett Custom Wood	32,201	15.7%	36,732	15.6%	43,208	15.2%
Bassett Casegoods	26,179	12.8%	32,252	13.7%	40,146	14.1%
Accessories, mattresses & other (1)	29,250	14.3%	31,005	13.1%	36,303	12.7%
Total	$204,563	100.0%	$235,940	100.0%	$285,119	100.0%

(1)	Includes sales of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

We also continue to examine the performance of every one of our stores. Store traffic has been declining and the effect on our retail model has become increasingly challenging. We believe that on a market-by-market basis, there will be fewer stores in the future. We will continue to evaluate store-by-store performance as we seek the optimal store count in the markets in which we compete at retail. While we opened two new stores in 2024, we are currently negotiating leases for stores in two new markets with potential opening dates in late 2025 or 2026.

Corporate and Other

In addition to the two reportable segments described above, we include our remaining business activities in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended November 30, 2024, November 25, 2023 and November 26, 2022, the only such operating segment included in Corporate and other was Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category were attributable to Noa Home, which generated substantially all of its sales outside of the United States. During the second quarter of 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations by selling the inventory in an orderly fashion. As of November 30, 2024, we have substantially completed the liquidation of Noa Home.

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

Human Capital

We employed 1,228 people as of November 30, 2024. Our associate count represents a decrease of 161 from a year ago, 71 due to headcount reductions in our manufacturing facilities in response to business conditions and the consolidation of our two wood manufacturing facilities, 43 in our retail segment primarily attributable to the elimination of certain retail support functions and warehouse consolidation, and 47 at our corporate office related to the closure of our central customer care center and the elimination of several corporate overhead functions. Headcount by segment is as follows:

●	644 in the wholesale segment
●	453 in the retail segment
●	131 in the corporate and other segment

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

Workplace Respect

We value the diversity of our associates as an essential component in the way we do business. It continues to be Bassett’s policy to be equitable and impartial in our relations with our associates and to base all employment-related decisions upon valid, job-related factors, without regard to race, color, religion, national origin, age, sex, gender identity and gender expression, transgender status, pregnancy, physical or mental disability, genetic information, veteran or other protected status.

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

●

We introduced a benefits and wellness app, free to our associates and their dependents, which assists with locating best-in-class, in terms of quality and cost, healthcare providers and facilities, along with free virtual exercise therapy for back and joint care.

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

Work Environment

Our investments in our facilities continue, which improve our associates’ safety and comfort, and increase efficiency. These include:

●	Installed vacuum lifts, designed to reduce manual lifting, at our Martinsville facility
●	Improved air quality with the addition of a humidity-controlled air handling system and battery-operated forklifts
●	At our upholstery locations, we continued to upgrade the lighting in our manufacturing areas and warehouses, along with resurfacing floors to improve safety and aesthetics
●	Improved security with the installation of a biometric (finger scan) timekeeping system at all our manufacturing facilities.

We installed a comprehensive human resources, benefits, payroll and timekeeping system which gives our associates the ability to view, and where applicable, update their personal information, benefits enrollments, pay history and time worked in real time.

Professional Development

We offer opportunities to our associates for educational and skill development, including:

●	Tuition reimbursement for associates who desire to further their education.
●	Online training for managers, with classes completed monthly.
●	Training for customer-facing associates designed to enhance the in-store and follow up experiences for our customers.

Environmental and Civic Responsibility

Representing our commitment to sustainably sourced hardwoods, each Arbor Day since 2021, over 30 of our associates travel to central Ohio to take part in the planting of Appalachian hardwood seedlings. This event is hosted by our BenchMade supply partners, and over 200,000 trees have been planted to date – and counting. Additionally, we remain committed to our recycling efforts. Materials recycled in 2024 include:

	Tons		Tons
Wood dust	1,620	Fabric scraps	155
Paper/cardboard	174	Wood Pallets	78
Metal/electronics	45	Finishing materials	39

Foam	15,750	cubic feet

Our partnership with the Stephen Siller Tunnels2Towers Foundation reached the 10-year mark in 2024. To date, we have furnished over 40 smart homes built for wounded veterans and first responders. Additionally, we supported numerous other charitable and civic organizations with monetary and in-kind donations.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $18,281 and $15,636 at November 30, 2024 and November 25, 2023, respectively. At November 30, 2024 and November 24, 2023, approximately 43% and 35%, respectively, of the aggregate risk exposure, net of reserves, was attributable to five customers. In fiscal 2024, 2023 and 2022, no customer accounted for more than 10% of total consolidated net sales.

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

We have a significant amount of accounts receivable attributable to our network of licensee-owned stores. We also guarantee one lease each for two licensees. If these stores do not generate the necessary level of sales and profits, the licensees may not be able to fulfill their obligations to us resulting in additional bad debt expenses and real estate related losses

Risks Related to Our Brand and Product Offerings

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores and to our website. While digital advertising and outreach continue to dominate our marketing expenditures in 2024, we plan to supplement those strategies in 2025 with added direct mail and television. We have also invested heavily in our website and e-commerce. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

Risks Related to Material Sourcing and Supply

Our use of foreign sources of production for a portion of our products exposes us to certain additional risks associated with international operations.

Our use of foreign sources for the supply of certain of our products exposes us to risks associated with overseas sourcing.  These risks are related to government regulation, volatile ocean freight costs, delays in shipments, and extended lead time in ordering. The U.S. government as well as governments in the foreign countries where we source our products may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation and exchange controls which could make it more difficult to service our customers resulting in an adverse effect on our earnings.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBERSECURITY

Risk Management and Strategy

The Company has developed a standards-based information security program to address risks from cybersecurity threats. The program includes policies and procedures that identify how security measures and controls are developed, implemented, and maintained. The maturity and effectiveness of the security program is reviewed biennially by a reputable third party.

A risk assessment is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent by the Company include endpoint threat detection and response (EDR), identity and access management (IAM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, and vulnerability and patch management. An internal information security audit program is in place to ensure controls remain operational and effective.

Third-party security firms are used by the Company in different capacities to provide or operate some of these controls and technology systems. Third parties are also used to conduct assessments, such as vulnerability scans and penetration testing of the Company and its systems. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services.

The Company has a written incident response plan ("IRP") and conducts tabletop exercises to enhance incident response preparedness. Disaster recovery plans are used to prepare for the potential for a disruption in technology we rely on. Employees undergo security awareness training, including phishing simulation training, when hired and periodically throughout the year.

The Company’s executive leadership team meets regularly to address enterprise risks, and cybersecurity is a risk category addressed by that group. In addition to assessing major risks, management identifies and monitors such risks. At least annually, the Company’s executive leadership reviews with the Board of Directors the major risks identified in the enterprise risk management process, as well as the steps identified to mitigate such risks. Each of the business and functional leaders responsible for the management of these identified risks also regularly discuss with the Board changes in assessment of these risks and mitigation plans.

The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

The Company activated their incident response plan to address a security incident in 2024. The Company is not aware of additional cybersecurity threats or any material cybersecurity incidents to date that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

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

While we believe the impacts were not material to our financial condition and results of operations for the fiscal year, we estimate that between $1,000 and $2,000 of sales were lost due to the shutdown during the cybersecurity incident. During the third quarter of 2024, we also incurred legal and remediation costs related to the incident of approximately $98 which are included in selling, general and administrative expenses. In addition, cost of goods sold for year ended November 30, 2024 includes $609 for wages paid to hourly production employees during the work stoppage resulting from the cybersecurity incident. Because no inventory was produced during the temporary shutdown of our manufacturing operations, these wages were charged directly to expense. We are seeking reimbursement of certain costs, expenses and losses stemming from the cybersecurity incident and have submitted a claim to our cybersecurity insurer. We expect final resolution and payment of the claim during the first half of 2025.

Additionally, in Item 1A Risk Factors under the heading of "Risks Related to Electronic Data Processing and Digital Information,” forward-looking cybersecurity threats that could have a material impact on the Company are discussed. That section of Item 1A should be read in conjunction with this Item 1C.

Governance

The Chief Information Officer ("CIO") holds primary oversight responsibility for the team managing the development, operation, and maintenance of our information security program. This team also has responsibility to maintain and enhance the Company’s written cyber security incident response plan, which identifies incident severity classifications and serves as a trigger for escalation for the response team.

With over 25 years of experience across diverse IT technologies, the CIO brings extensive expertise to the role. The CIO is also a member of the Company’s executive leadership team, meeting regularly with the CEO, CFO, and other senior leaders. The CIO directly reports to the Board at least annually, addressing cybersecurity risks and strategy, and attends Board meetings to discuss cybersecurity matters as needed. The Audit Committee provides oversight of the information security program. The CIO reports to the Audit Committee annually on cybersecurity risks and related internal controls and attends quarterly meetings to provide updates and address any questions regarding cybersecurity and information technology systems.

ITEM 2.         PROPERTIES

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location

Bassett Wood Division	Martinsville, Va.
Bassett Upholstery Division	Newton, N.C.
Bassett Upholstery Division	Haleyville, Alabama
2 Warehouses	Bassett, Va.

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

Retail Segment:

Real estate associated with our retail segment consists of eight owned locations with an aggregate square footage of 203,465 and a net book value of $24,137. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas	Louisville, Kentucky
Knoxville, Tennessee	Tampa, Florida

Of these locations, two are subject to land leases. Our remaining 50 store locations are leased from third parties. In addition to retail stores, we also lease eleven locations for use as regional warehouses and home delivery distribution centers.

Corporate and Other:

We own our corporate office building, which includes an annex, located in Bassett, Va.

See Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John E. Bassett III, 66, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009. In 2019, he was also promoted to the position of Senior Vice President, Chief Operations Officer.

Bruce R. Cohenour, 66, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising. In 2013, he was promoted to Senior Vice President of Sales and Merchandising. In 2019, he was appointed Senior Vice President, Chief Sales Officer. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 63, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer. In 2019, he was also promoted to the position of Senior Vice President, Chief Financial and Administrative Officer.

Jay R. Hervey, Esq., 65, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Robert H. Spilman, Jr., 68, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 6,300 beneficial stockholders at January 23, 2025.

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. The following table summarizes the stock repurchase activity for the three months ended November 30, 2024, and the approximate dollar value of shares that may yet be repurchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities
(dollar amounts in thousands, except share and per share data)

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

September 1, 2024 - October 5, 2024	-	$-	-	$20,696
October 6 - November 2, 2024	2,171	$14.36	2,171	$20,665
November 3, 2024 - November 30, 2024	17,645	$14.81	17,645	$20,403

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

With 87 BHF stores at November 30, 2024, we have leveraged our strong brand name in furniture into a network of Company-owned and licensed stores that focus on providing consumers with a friendly and casual environment for buying furniture and accessories.  Our store program is designed to provide a single source home furnishings retail store that provides a unique combination of stylish, quality furniture and accessories with a high level of customer service.  In order for the Bassett brand to reach markets that cannot be effectively served by our retail store network, we also distribute our products through other wholesale channels including multi-line furniture stores, many of which feature Bassett galleries or design centers. We use a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. We believe this blended strategy provides us the greatest ability to effectively distribute our products throughout the United States and ultimately gain market share.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. We know that we are driving a significant percentage of the retail foot traffic to our store network and our open market customers through engagement with www.bassettfurniture.com. Digital outreach strategies have become the primary vehicle for brand advertising and customer acquisition. We expect to supplement the digital outreach strategies in 2025 with added direct mail and television.

We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. Although e-commerce sales continue to be small relative to in-store sales, we are pleased that we have seen a greater than 20% e-commerce sales increase over the back half of the fiscal year. We will continue to invest in ongoing improvements to the aesthetics and user experience that we provide on our website. While we have made it easier to purchase on-line, we will not compromise our in-store experience or the quality of our in-home makeover capabilities.

During the fourth quarter of fiscal 2022 we acquired Noa Home Inc. (“Noa Home”) (see Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home had operations in Canada, Australia, Singapore and the United Kingdom. After nearly two years of operating losses, we concluded during the second quarter of 2024 that Noa Home was not likely to achieve profitability at any time in the foreseeable future and decided to cease operations by selling the inventory in an orderly fashion. As of November 30, 2024, we have substantially completed the liquidation of Noa Home’s assets and liabilities. In the second quarter of 2024 we recognized non-cash charges totaling $2,401 related to the impairment of certain long-lived assets of Noa Home and the establishment of a reserve against Noa Home’s remaining inventory at that time. Upon substantially completing the liquidation of Noa Home at the end of the fourth quarter of 2024, we recognized a charge of $962 associated with the transfer of the cumulative translation losses out of accumulated other comprehensive income.

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

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We also have a factory in Martinsville, Virginia that assembles and finishes our custom bedroom and dining offerings. We also own a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture.

In addition to the furniture that we manufacture domestically, we source most of our formal bedroom and dining room furniture (casegoods) and certain leather upholstery offerings from several foreign plants, primarily in Vietnam. Approximately 80% of our wholesale revenues are derived from products that are manufactured in the United States using a mix of domestic and globally sourced components and raw materials.

Sale of the Assets of Zenith Freight Lines, LLC

During the first quarter of 2022, we entered into a definitive agreement to sell substantially all of the assets of our wholly-owned subsidiary, Zenith, to J.B. Hunt for $86,939 in cash (see Note 18 to the Consolidated Financial Statements for additional information regarding the sale of Zenith). On February 28, 2022 the transaction was completed with us receiving $85,521 after the payment of $418 in certain transaction costs and the funding of $1,000 held in escrow, which was released to us on the first anniversary of the sale. The final purchase price was subject to a customary post-closing working capital adjustment, which was settled in the amount of $987 resulting in a pre-tax gain of $52,534 on this transaction. As a result of the sale, the operations of our former logistical services segment, which consisted entirely of the operations of Zenith, are presented in the accompanying condensed consolidated statements of income and in the following discussion as discontinued operations.

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

While we believe the impacts were not material to our financial condition and results of operations for the fiscal year, we estimate that between $1,000 and $2,000 of sales were lost due to the shutdown during the cybersecurity incident. During the third quarter of 2024, we also incurred legal and remediation costs related to the incident of approximately $98 which are included in selling, general and administrative expenses. In addition, cost of goods sold for fiscal 2024 includes $609 for wages paid to hourly production employees during the work stoppage resulting from the cybersecurity incident. Because no inventory was produced during the temporary shutdown of our manufacturing operations, these wages were charged directly to expense. We are seeking reimbursement of certain costs, expenses and losses stemming from the cybersecurity incident and have submitted a claim to our cybersecurity insurer. We expect final resolution and payment of the claim during the first half of 2025.

Analysis of Continuing Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2024 as compared to fiscal year 2023. For additional analysis of the fiscal year 2023 results as compared to fiscal year 2022, see “Analysis of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on January 25, 2024.

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, other charges, and income from operations were as follows for the years ended November 30, 2024, November 25, 2023 and November 26, 2022:

							Comparative Change
							2024 vs 2023		2023 vs 2022
	2024*		2023		2022		Dollars	Percent	Dollars	Percent

Net sales of furniture and accessories	$329,923	100.0%	$390,136	100.0%	$485,601	100.0%	$(60,213)	-15.4%	$(95,465)	-19.7%
Cost of furniture and accessories sold	150,508	45.6%	183,648	47.1%	237,262	48.9%	(33,140)	-18.0%	(53,614)	-22.6%
Gross profit	179,415	54.4%	206,488	52.9%	248,339	51.1%	(27,073)	-13.1%	(41,851)	-16.9%

SG&A	187,527	56.8%	205,227	52.6%	218,069	44.9%	(17,700)	-8.6%	(12,842)	-5.9%
Asset impairment charges	5,515	1.7%	-	0.0%	-	0.0%	5,515	NM	-	NM
Loss on contract abandonment	1,240	0.4%	-	0.0%	-	0.0%	1,240	NM	-	NM
Loss upon realization of cumulative translation adjustment	962	0.3%	-	0.0%	-	0.0%	962	NM	-	NM
Restructuring charges	440	0.1%	-	0.0%	-	0.0%	440	NM	-	NM
Goodwill impairment charge	-	0.0%	5,409	1.4%	-	0.0%	(5,409)	-100.0%	5,409	NM
Gain on revaluation of contingent consideration	-	0.0%	1,013	0.3%	-	0.0%	(1,013)	-100.0%	1,013	NM
Gain on sale of real estate	-	0.0%	-	0.0%	4,595	0.9%	-	0.0%	(4,595)	-100.0%
Income (loss) from continuing operations	$(16,269)	-2.4%	$(3,135)	-0.9%	$34,865	7.2%	$(13,134)	418.9%	$(38,000)	N/M

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Our consolidated net sales by segment were as follows:

				Comparative Change
				2023 vs 2022		2022 vs 2021
	2024*	2023	2022	Dollars	Percent	Dollars	Percent
Sales Revenue
Wholesale sales of furniture and accessories	$207,462	$248,911	$324,569	$(41,449)	-16.7%	$(75,658)	-23.3%
Less: Sales to retail segment	(87,021)	(103,519)	(125,889)	16,498	-15.9%	22,370	-17.8%
Wholesale sales to external customers	120,441	145,392	198,680	(24,951)	-17.2%	(53,288)	-26.8%
Retail sales of furniture and accessories	204,563	235,940	285,119	(31,377)	-13.3%	(49,179)	-17.2%
Corporate & Other - Noa Home	4,919	8,804	1,802	(3,885)	-44.1%	7,002	388.6%
Consolidated net sales of furniture and accessories	$329,923	$390,136	$485,601	$(60,213)	-15.4%	$(95,465)	-19.7%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Total sales revenue for the year ended November 30, 2024, decreased $60,213 or approximately 15% from the prior year period primarily due to decreases in wholesale shipments to both the open market and the BHF store network and decreases in retail delivered sales.

Gross margins for the year ended November 30, 2024 increased 150 basis points from 2023. Included in the current year gross margin are increased inventory valuation charges of $1,729 in the wholesale segment, $472 in the retail segment and $500 in the Noa Home operation, and unproductive labor costs of $609 incurred during the temporary shutdown resulting from the cybersecurity incident. Excluding these charges, our consolidated gross margin would have been 55.4%.

SG&A expenses as a percentage of sales for the year ended November 30, 2024 increased 420 basis points from 2023 primarily due to the deleverage of fixed costs caused by lower sales volumes.

During fiscal 2024, we recognized charges of $5,515 for asset impairments, $1,240 resulting from a contract abandonment, $962 from the realization of cumulative translation losses on Noa Home, and a restructuring charge of $440. This restructuring charge resulted from a workforce reduction which we expect will result in annual savings of approximately $2,500 beginning in 2025, mostly in SG&A expenses. See Note 14 to our consolidated financial statements for additional information regarding these charges.

During fiscal 2023, we recognized a goodwill impairment charge of $5,409 and a gain of $1,013 resulting from the write-down of our contingent consideration obligation both of which are associated with the acquisition of Noa Home. See Note 3 to the consolidated financial statements.

During the year ended November 26, 2022, we recognized a gain of $4,595 from the sale of the real estate at a former retail location in Houston, Texas.

Certain other items affecting comparability between fiscal 2024 and 2023 are discussed below in “Other Items Affecting Net Income”.

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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended November 30, 2024, November 25, 2023 and November 26, 2022, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category are attributable to Noa Home, which generated substantially all of its sales outside of the United States. During the second fiscal quarter of 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and have ceased operations as of November 30, 2024 by selling the remaining inventory in an orderly fashion over the second half of fiscal 2024.

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

Our former logistical services segment which represented the operations of Zenith is presented as a discontinued operation.

Reconciliation of Segment Results to Consolidated Results of Operations

To supplement the financial measures prepared in accordance with GAAP, we present gross profit by segment inclusive of the effects of intercompany sales by our wholesale segment to our retail segment. Because these intercompany transactions are not eliminated from our segment presentations and because we do not present gross profit as a measure of segment profitability in the accompanying condensed consolidated financial statements, the presentation of gross profit by segment is considered to be a non-GAAP financial measure. In addition, certain special gains or charges that are included in consolidated income (loss) before income taxes are not included in the measures of segment profitability. The reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below along with the effects of various other intercompany eliminations on our consolidated results of operations.

	Year Ended November 30, 2024
									GAAP
	Non-GAAP Presentation								Presentation
			Corporate &			Special		Non-
	Wholesale	Retail	Other	Eliminations		Items		Operating	Consolidated

Net sales of furniture and accessories	$207,462	$204,563	$4,919	$(87,021)	(1)	$-		$-	$329,923
Cost of furniture and accessories sold	139,393	95,728	2,803	(87,416)	(2)	-		-	150,508
Gross profit	68,069	108,835	2,116	395	(3)	-		-	179,415
SG&A expense	42,712	115,439	30,572	(1,196)	(4)	-		-	187,527
Asset impairment charges	-	-	-	-		5,515	(5)	-	5,515
Loss on contract abandonment	-	-	-	-		1,240	(6)	-	1,240
Loss upon realization of cumulative translation adjustment	-	-	-	-		962	(7)	-	962
Restructuring charges	-	-	-	-		440	(8)	-	440
Income (loss) from continuing operations	25,357	(6,604)	(28,456)	1,591		8,157		-	(16,269)
Interest income	-	-	-	-		-		2,673	2,673
Interest expense	-	-	-	-		-		(30)	(30)
Other loss, net	-	-	-	-		-		(744)	(744)
Income (loss) from continuing operations before income taxes	$25,357	$(6,604)	$(28,456)	$1,591		$8,157		$1,899	$(14,370)

	Year Ended November 25, 2023
									GAAP
	Non-GAAP Presentation								Presentation
			Corporate &			Special		Non-
	Wholesale	Retail	Other	Eliminations		Items		Operating	Consolidated

Net sales of furniture and accessories	$248,911	$235,940	$8,804	$(103,519)	(1)	$-		$-	$390,136
Cost of furniture and accessories sold	171,394	111,769	4,002	(103,517)	(2)	-		-	183,648
Gross profit	77,517	124,171	4,802	(2)	(3)	-		-	206,488
SG&A expense	46,818	124,707	34,728	(1,026)	(4)	-		-	205,227
Goodwill impairment charge	-	-	-	-		5,409	(9)	-	5,409
Gain on revaluation of contingent consideration	-	-	-	-		1,013	(10)	-	1,013
Income (loss) from continuing operations	30,699	(536)	(29,926)	1,024		4,396		-	(3,135)
Interest income	-	-	-	-		-		2,528	2,528
Interest expense	-	-	-	-		-		(22)	(22)
Other loss, net	-	-	-	-		-		(1,859)	(1,859)
Income (loss) from continuing operations before income taxes	$30,699	$(536)	$(29,926)	$1,024		$4,396		$647	$(2,488)

	Year Ended November 26, 2022
									GAAP
	Non-GAAP Presentation								Presentation
			Corporate &			Special		Non-
	Wholesale	Retail	Other	Eliminations		Items		Operating	Consolidated

Net sales of furniture and accessories	$324,569	$285,119	$-	$(124,087)	(1)	$-		$-	$485,601
Cost of furniture and accessories sold	225,300	135,699	-	(123,737)	(2)	-		-	237,262
Gross profit	99,269	149,420	-	(350)	(3)	-		-	248,339
SG&A expense	57,290	130,068	24,829	5,882	(4)	-		-	218,069
Gain on sale of real estate	-	-	-	-		4,595		-	4,595
Income (loss) from continuing operations	41,979	19,352	(24,829)	(6,232)		4,595	(11)		34,865
Interest income	-	-	-	-		-		302	302
Interest expense	-	-	-	-		-		(38)	(38)
Other loss, net	-	-	-	-		-		(1,067)	(1,067)
Income (loss) from continuing operations before income taxes	$41,979	$19,352	$(24,829)	$(6,232)		$4,595		$(803)	$34,062

Notes to Segment Consolidation Table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment.
(3)	Represents the change in the elimination of intercompany profit in inventory.
(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(5)

Represents asset impairment charges of $2,887 and $727 in our retail and wholesale segments, respectively, a $1,827 charge for the impairment of the Noa Home trade name intangible asset, and a $74 charge for the impairment of Noa Home customized software.

(6)	Represents the charge for accruing the remaining minimum payments under a contract for logistical services in Riverside, CA which is no longer utilized.
(7)

Represents a charge for the realization of Noa Home's cumulative translation losses previously recorded in accumulated other comprehensive income due to the closure and substantially complete liquidation of that business.

(8)	Represents a charge for the accrual of severance pay due to restructuring. This is expected to be paid out through the second quarter of fiscal 2025.
(9)	Represents the charge for the full impairment of the goodwill associated with Noa Home.
(10)	Represents the gain resulting from the write-down of the contingent consideration payable on the acquisition of Noa Home.
(11)	Represents the gain on the sale of the real estate at a former retail location.

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income for our Wholesale Segment were as follows for the fiscal years ended November 30, 2024, November 25, 2023 and November 26, 2022:

							Comparative Change
							2024 vs 2023		2023 vs 2022
	2024*		2023		2022		Dollars	Percent	Dollars	Percent

Net sales	$207,462	100.0%	$248,911	100.0%	$324,569	100.0%	$(41,449)	-16.7%	$(75,658)	-23.3%
Gross profit (1)	68,069	32.8%	77,517	31.1%	99,269	30.6%	(9,448)	-12.2%	(21,752)	-21.9%
SG&A	42,712	20.6%	46,818	18.8%	57,290	17.7%	(4,106)	-8.8%	(10,472)	-18.3%
Income from operations	$25,357	12.2%	$30,699	12.3%	$41,979	12.9%	$(5,342)	-17.4%	$(11,280)	-26.9%

(1) Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of segment results to consolidated results of operations presented above.

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Wholesale shipments by category for the fiscal years ended November 30, 2024, November 25, 2023 and November 26, 2022 are summarized below:

	2024*				2023				2022
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$79,344	$55,168	$134,512	64.8%	$89,005	$66,363	$155,368	62.4%	$124,565	$82,437	$207,002	63.8%
Bassett Leather	15,705	1,919	17,624	8.5%	26,701	1,171	27,872	11.2%	35,953	76	36,029	11.1%
Bassett Custom Wood	14,075	16,674	30,749	14.8%	17,357	20,070	37,427	15.0%	22,534	24,764	47,298	14.6%
Bassett Casegoods	11,317	13,260	24,577	11.8%	12,329	15,915	28,244	11.3%	15,628	18,612	34,240	10.5%
Total	$120,441	$87,021	$207,462	100.0%	$145,392	$103,519	$248,911	100.0%	$198,680	$125,889	$324,569	100.0%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Fiscal 2024 as Compared to Fiscal 2023

Net sales for the year ended November 30, 2024 decreased $41,449 or 17% from fiscal 2023 due primarily to a 19% decrease in shipments to the open market, a 16% decrease in shipments to our retail store network and a 3% decrease in Lane Venture shipments. Gross margins for the year ended November 30, 2024 increased 170 basis points over fiscal 2023 year primarily due to the expected improvement in the Bassett Leather business. As the Bassett Leather product line is internationally sourced with extended lead times, we received significant amounts of inventory during the second and third quarters of 2022 just as product demand was weakening due to the market downturn in home furnishings. Also, the ocean freight costs associated with the majority of the product received was at significantly higher costs than are currently being realized on current product receipts. Margins in our Bassett Casegoods business also improved as expected primarily due to shipping more product that contained lower in-bound freight costs partially offset by increased inventory valuation charges recorded in the second quarter of fiscal 2024 as we have been more aggressive in selling certain slow-moving products. These improvements were partially offset by slightly lower margins in the Bassett Custom Upholstery business due to deleverage of fixed costs from lower sales volumes. SG&A expenses as a percentage of sales increased 180 basis points primarily due to reduced leverage of fixed costs from decreased sales.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $21,750 at November 30, 2024 and $18,478 at November 25, 2023.

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, and operating income (loss) for our retail segment were as follows for the fiscal years ended November 30, 2024, November 25, 2023 and November 26, 2022:

							Comparative Change
							2024 vs 2023		2023 vs 2022
	2024*		2023		2022		Dollars	Percent	Dollars	Percent

Net sales	$204,563	100.0%	$235,940	100.0%	$285,119	100.0%	$(31,377)	-13.3%	$(49,179)	-17.2%
Gross profit (1)	108,835	53.2%	124,171	52.6%	149,420	52.4%	(15,336)	-12.4%	(25,249)	-16.9%
SG&A	115,439	56.4%	124,707	52.9%	130,068	45.6%	(9,268)	-7.4%	(5,361)	-4.1%
Income (loss) from operations	$(6,604)	-3.2%	$(536)	-0.2%	$19,352	6.8%	$(6,068)	1132.1%	$(19,888)	NM

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of segment results to consolidated results of operations presented above.

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Retail sales by major product category for the fiscal years ended November 25, 2023, November 26, 2022 and November 27, 2021were as follows:

	2024*		2023		2022

Bassett Custom Upholstery	$111,943	54.7%	$134,000	56.8%	$163,755	57.4%
Bassett Leather	4,990	2.4%	1,951	0.8%	1,707	0.6%
Bassett Custom Wood	32,201	15.7%	36,732	15.6%	43,208	15.2%
Bassett Casegoods	26,179	12.8%	32,252	13.7%	40,146	14.1%
Accessories, mattresses & other (1)	29,250	14.3%	31,005	13.1%	36,303	12.7%
Total	$204,563	100.0%	$235,940	100.0%	$285,119	100.0%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Fiscal 2024 as Compared to Fiscal 2023

Net sales for the year ended November 30, 2024 decreased $31,377 or 13% from fiscal 2023. Written sales (the value of sales orders taken but not delivered) declined 2.8% from fiscal 2023. Gross margin for the year ended November 30, 2024 improved 60 basis points over fiscal 2023 primarily due to higher margins on both in-line and clearance goods partially offset by additional inventory valuation charges in the second quarter of 2024 due to our strategy to be more aggressive in selling clearance goods to better control inventory levels. SG&A expenses as a percentage of sales for the year ended November 30, 2024 increased 350 basis points primarily due to decreased leverage of fixed costs from lower sales volumes.

Retail backlog at November 30, 2024 was $37,053 compared to $30,902 at November 25, 2023.

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions along with any operating segments that do not meet the requirements to be reportable segments. Therefore, Noa Home is included within the Corporate and other reconciling category and accounts for all of the sales and gross profit within this reconciling category. Revenues, costs and expenses of Corporate and other for the fiscal years ended November 30, 2024, November 25, 2023 and November 26, 2022 are as follows:

							Comparative Change
							2024 vs 2023		2023 vs 2022
	2024*		2023		2022		Dollars	Percent	Dollars	Percent

Net sales	$4,919	100.0%	$8,804	100.0%	$1,802	100.0%	$(3,885)	-44.1%	$7,002	388.6%
Gross profit	2,116	43.0%	4,802	54.5%	830	46.1%	(2,686)	-55.9%	3,972	478.6%
SG&A	30,572	621.5%	34,728	394.5%	31,827	1766.2%	(4,156)	-12.0%	2,901	9.1%
Income (loss) from operations	$(28,456)	-578.5%	$(29,926)	-339.9%	$(30,997)	-1720.1%	$1,470	-4.9%	$1,071	-3.5%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Fiscal 2024 as Compared to Fiscal 2023

Sales and gross profit for the year ended November 30, 2024 declined from fiscal 2023 as we concluded our wind-down of Noa Home’s operations and sold off the remaining inventory during the second half of fiscal 2024. Included in the gross profit is an inventory valuation charge of $500 recognized during the second quarter of 2024 due to our decision to cease operations at Noa Home. The $4,156 decrease in SG&A expenses was primarily due to decreased advertising and warehouse costs for Noa Home as a result of the cessation of operations and decreased corporate overhead spending from better expense management.

Discontinued Operations - Logistical Services

Revenues, operating expenses and income from operations for our logistical services segment were as follows for the fiscal years ended November 30, 2024, November 25, 2023 and November 26, 2022:

							Comparative Change
							2023 vs 2022
	2024*		2023		2022		Dollars	Percent
Logistical services revenue	$-	0.0%	$-	0.0%	$16,776	100.0%	$(16,776)	-100.0%
Cost of logistical services	-	0.0%	-	0.0%	15,001	89.4%	(15,001)	-100.0%
Other loss, net	-	0.0%	-	0.0%	(63)	-0.4%	63	-100.0%
Income from discontinued operations	$-	0.0%	$-	0.0%	$1,712	10.2%	$(1,712)	-100.0%

Analysis of Discontinued Operations – Logistical Services

The amounts shown above represent the results of Zenith’s business transactions with third parties.

Zenith only operated as a subsidiary of the Company for the first quarter of fiscal 2022, during which period Zenith charged Bassett $9,121 for logistical services provided to our wholesale segment. These shipping and handling costs are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. We entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we incurred $22,721, $26,125 and $27,604 of expense during fiscal 2024, 2023 and 2022, respectively, for the performance of logistical services by J.B. Hunt.

Other Items Affecting Net Income (Loss)

Other items affecting net income (loss) for fiscal 2024, 2023 and 2022 are as follows:

	2024	2023	2022

Interest income (1)	$2,673	$2,528	$302
Interest expense (2)	(30)	(22)	(38)
Net periodic pension costs (3)	(430)	(496)	(489)
Net gains (cost) of company-owned life insurance (4)	302	(572)	161
Other	(616)	(791)	(739)

Total other income (loss), net	$1,899	$647	$(803)

(1)

Consists of interest income arising from our short-term investments and interest-bearing cash equivalents. The increase in interest income for fiscal 2024 as compared with fiscal 2023 was due primarily to higher interest rates paid on certificates of deposit. See Note 4 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit.

(2)	Interest expense is attributable to finance leases for computer and office equipment. See Note 15 to the Consolidated Financial Statements for additional information regarding our leases.
(3)

Represents the portion of net periodic pension costs not included in income from operations. See Note 10 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

(4)	Includes a gain arising from death benefits from Company-owned life insurance of $1,441 in fiscal 2022.

Provision for Income taxes

We recorded an income tax benefit of $4,675 on the loss from continuing operations for 2024. In 2023, we recorded income tax expense on the loss from continuing operations of $683 and in 2022, we recorded $8,702 of income tax expense on the income from continuing operations. Our effective tax rate of 32.5% for 2024 differs from the federal statutory rate of 21.0% due to the increases in the valuation allowance placed on deferred tax assets resulting from pre-tax losses in foreign tax jurisdictions associated with Noa Home, the nondeductible impairment of the Noa Home tradename, the tax benefit recorded for the capital loss associated with the cumulative investment in Noa Home due to the shutdown of the operations, and the effects of state income taxes and various permanent differences. Our effective tax rate of (27.5%) for 2023 differs from the federal statutory rate of 21.0% due to the non-taxable goodwill impairment and non-taxable gain on revaluation of contingent consideration both of which are associated with the acquisition of Noa Home, increases in the valuation allowance placed on deferred tax assets resulting from pre-tax losses in foreign tax jurisdictions associated with Noa Home, and the effects of state income taxes and various permanent differences.

We have net deferred tax assets of $6,867 as of November 30, 2024, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $31,700 of future taxable income to utilize our net deferred tax assets.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the year ended November 30, 2024 was $4,050 compared to cash provided by operations of $18,724 for the year ended November 25, 2023, representing a decrease of $14,674 in cash flows from operations. This decrease was primarily the result of changes in working capital due to the timing impact of expenditures as a result of an additional week in the first quarter of 2024 coupled with larger net loss in fiscal 2024.

Our overall cash position declined $12,993 during fiscal 2024. During fiscal 2024, we spent $5,211 on purchases of property and equipment primarily consisting of the upfit of the new Tampa, Florida and Houston, Texas stores that opened in the first quarter of 2024, final payments on the Austin, Texas store remodel, update of the façade of the Greensboro, North Carolina store location and expenditures related to various information technology and manufacturing plant projects. During the fourth quarter of fiscal 2024 ,we purchased a $2,500 CD which has been pledged as collateral against our merchant services agreement with a bank. We also paid $6,654 in dividends during fiscal 2024. During 2024, we spent $1,420 to repurchase shares under our existing stock repurchase program as compared to $4,176 in 2023. As of November 30, 2024, $20,403 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $59,911 on hand at November 30, 2024, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At November 30, 2024, we had $6,013 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at November 30, 2024, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. Had we been required to test those ratios, we would not have been able to achieve the required levels for either of these ratios. Consequently, our availability under the Credit Facility is currently limited to an additional $2,237.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehouse space used in our retail segment. We also lease local delivery trucks used in our retail segment. The total future minimum lease payments for leases with terms in excess of one year at November 30, 2024 is $128,530 the present value of which is $106,445 and is included in our accompanying consolidated balance sheet at November 30, 2024. We were contingently liable under licensee lease obligation guarantees in the amount of $5,131 at November 30, 2024. The remaining terms under these lease guarantees range from approximately one to five years. See Note 15 to our consolidated financial statements for a schedule of future cash payments on our lease obligations and additional details regarding our leases and lease guarantees.

We provide post-employment benefits to certain current and former executives and management level employees of the Company. Included among these benefits are two defined-benefit plans with a combined projected benefit obligation of $6,917 at November 30, 2024. See Note 10 to our consolidated financial statements for a projection of future benefit payments under these plans from 2025 through 2034. We also have deferred compensation plans with a total liability of $5,055 at November 30, 2024, the current portion of which is $330. See Note 10 to our consolidated financial statements for additional information regarding these plans.

Dividends and Share Repurchases

During fiscal 2024, we declared and paid four quarterly dividends totaling $6,654, or $0.76 per share. During fiscal 2024, we repurchased 101,305 shares of our stock for $1,420 under our share repurchase program. The weighted-average effect of these share repurchases on basic earnings per share from continuing operations was less than $0.01 per share. On March 9, 2022, our Board of Directors increased the remaining limit of the repurchase plan to $40,000. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 30, 2024 was $20,403.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2025 will be between $8 million and $12 million, which will be used for remodeling various retail stores and additional investments in information technology, including enhancements to our website. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the store program, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $25,742 and $22,788 as of November 30, 2024 and November 25, 2023, respectively. Substantially all of the customer deposits held at November 25, 2023 related to performance obligations satisfied during fiscal 2024 and have therefore been recognized in revenue for the year ended November 30, 2024. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third-party service provider.

Allowance for credit losses - We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $1,097 and $535 at November 30, 2024 and November 25, 2023, respectively, representing 7.7% and 3.7% of our gross accounts receivable balances at those dates, respectively. The allowance for credit losses is based on a review of specifically identified customer accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectibility of accounts receivable within each pool based on historical experience, current payment practices and current economic trends based on our expectations over the expected life of the receivables, which is generally ninety days or less. Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventories - Inventories accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value, and inventory accounted for under the last-in, first out method (“LIFO”) is stated at the lower of cost or market. Cost is determined for domestic furniture inventories, excluding outdoor furniture products, using the LIFO method. The cost of imported inventories, domestic outdoor furniture products and Noa Home product inventories is determined on a FIFO basis. We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $5,395 and $5,183 at November 30, 2024 and November 25, 2023, respectively, representing 8.9% and 7.6%, respectively, of our inventories on a LIFO basis. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350 (as amended by Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment). The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. For the annual test of goodwill performed as of the beginning of the fourth quarter of fiscal 2024, we performed the qualitative assessment as described above with respect to our upholstery reporting unit and concluded that there was no impairment of the goodwill allocated to that reporting unit as of November 30, 2024. For the annual test of the goodwill performed as of the beginning of the fourth quarter of fiscal 2023, we concluded that there was no impairment of the goodwill allocated to our upholstery reporting unit, however with respect to our Noa Home reporting unit, we proceeded to the quantitative test and concluded that the goodwill allocated to that reporting unit as of November 25, 2023 was fully impaired as the difficult environment for companies selling furniture on the web resulted in Noa Home performing well below initial projections and expectations. For the annual test of goodwill performed as of the beginning of the fourth fiscal quarter of 2022, we performed the qualitative assessment as described above and concluded that there was no impairment of our goodwill as of November 26, 2022.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. During fiscal 2024, as a result of our decision to cease operations at Noa Home, we recognized a charge of $1,827 to fully impair the Noa Home trade name intangible asset. At November 30, 2024, our indefinite-lived intangible asset other than goodwill consisted of the trade name acquired in the acquisition of Lane Venture and had a carrying value of $6,848.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 30, 2024 our definite-lived intangible assets consist of customer relationships acquired in the acquisition of Lane Venture with a carrying value of $120.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our purchases outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2024. We were also exposed to foreign currency market risk through our investment in Noa Home. Our investment in Noa Home was subject to changes in the value of the Canadian dollar versus the U.S. dollar. Additionally, Noa Home was exposed to other local currency fluctuation risk through its operations in Australia, Singapore, the United States and the United Kingdom. During fiscal 2024, we recognized a charge of $962 resulting from the realization of Noa Home’s cumulative translation losses that were previously carried in accumulated other comprehensive income.

We are exposed to market risk from changes in the cost of raw materials used in our manufacturing processes, principally wood, woven fabric, and foam products. The cost of foam products, which are petroleum-based, is sensitive to changes in the prices of oil and refined petroleum materials.

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our retail segment for home delivery as well as through amounts we are charged for logistical services by our service providers. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $24,127 and $24,279 at November 30, 2024 and November 25, 2023, respectively, for Company-owned stores, consisting of eight locations with a total of 203,465 square feet of space, could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $5,131 and $1,845 which we have guaranteed on behalf of licensees as of November 30, 2024 and November 25, 2023, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations and warehouse facilities. At November 30, 2024, the unamortized balance of such right-of-use assets totaled $93,472. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bassett Furniture Industries, Incorporated and subsidiaries (the Company) as of November 30, 2024 and November 25, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended November 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2024 and November 25, 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Measurement of Wholesale Reserves for Excess and Obsolete Inventories

Description of the Matter	At November 30, 2024, the Company’s inventories were $54.9 million. As discussed in Note 2 and Note 6 to the consolidated financial statements, cost for wholesale, domestic manufactured furniture inventories is determined using the last-in, first-out (“LIFO”) method and are stated at the lower of cost or market. The cost of imported inventories and domestic outdoor furniture products is determined using the first-in, first-out (“FIFO”) method and stated at the lower of cost or net realizable value. Wholesale reserves for excess and obsolete inventories are determined based upon specific identification, historical write-offs, recent and projected sales trends, and, for domestic manufactured furniture, the respective valuations at LIFO.

Auditing management’s wholesale excess or obsolete inventories was complex due to the highly judgmental nature and estimation uncertainty in determining reserve percentages based on specific identification.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of the wholesale reserves for excess and obsolete inventories. For example, we tested the control over management’s review of the calculation of wholesale reserves for excess and obsolete inventories, which included their review of the significant assumptions described above.

Our audit procedures to test the reserves for wholesale excess and obsolete inventories included, among others, testing the completeness and accuracy of the underlying data used in management’s analyses, including the specific identification of inventory categories. We evaluated the reasonableness of management’s assumptions by performing a retrospective review of historical assumptions to actual activity, including write-off history and changes in on-hand inventory quantities. We also evaluated the Company’s reserve for wholesale excess and obsolete inventories as compared to the wholesale inventory valuation at LIFO. We held discussions with senior financial and operational management to determine whether any strategic or operational changes in the business would impact expected demand for or related carrying value of inventory. We also performed substantive analytical procedures designed to predict the ending inventory reserve balance using historical reserve percentages adjusted for our knowledge of current year sales and inventory levels. We searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Richmond, Virginia

February 10, 2025

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 30, 2024 and November 25, 2023

(In thousands, except share and per share data)

	2024	2023
Assets
Current assets
Cash and cash equivalents	$39,551	$52,407
Short-term investments	20,360	17,775
Accounts receivable, net of allowance for credit losses of $1,097 and $535 as of November 30, 2024 and November 25, 2023, respectively	13,181	13,736
Inventories	54,965	62,982
Recoverable income taxes	4,240	2,574
Other current assets	9,242	8,480
Total current assets	141,539	157,954

Property and equipment, net	77,047	83,981

Other long-term assets
Deferred income taxes, net	6,867	4,645
Goodwill and other intangible assets	14,185	16,067
Right of use assets under operating leases	93,624	100,888
Other	7,908	6,889
Total other long-term assets	122,584	128,489
Total assets	$341,170	$370,424

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,303	$16,338
Accrued compensation and benefits	6,898	8,934
Customer deposits	25,742	22,788
Current portion of operating lease obligations	18,050	18,827
Other accrued liabilities	9,410	11,003
Total current liabilities	73,403	77,890

Long-term liabilities
Post employment benefit obligations	10,882	10,207
Long-term portion of operating lease obligations	88,395	97,357
Other long-term liabilities	1,163	1,529
Total long-term liabilities	100,440	109,093

Commitments and Contingencies

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding 8,736,046 at November 30, 2024 and 8,768,221 at November 25, 2023	43,681	43,842
Retained earnings	122,847	139,354
Additional paid-in-capital	6	93
Accumulated other comprehensive income	793	152
Total stockholders' equity	167,327	183,441
Total liabilities and stockholders’ equity	$341,170	$370,424

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2024, November 25, 2023, and November 26, 2022

(In thousands, except per share data)

	2024	2023	2022

Net sales of furniture and accessories	$329,923	$390,136	$485,601
Cost of furniture and accessories sold	150,508	183,648	237,262
Gross profit	179,415	206,488	248,339

Selling, general and administrative expenses	187,527	205,227	218,069
Asset impairment charges	5,515	-	-
Loss on contract abandonment	1,240	-	-
Loss upon realization of cumulative translation adjustment	962	-	-
Restructuring charges	440	-	-
Goodwill impairment charge	-	5,409	-
Gain on revaluation of contingent consideration	-	1,013	-
Gain on sale of real estate	-	-	4,595

Income (loss) from continuing operations	(16,269)	(3,135)	34,865

Interest income	2,673	2,528	302
Interest expense	(30)	(22)	(38)
Other loss, net	(744)	(1,859)	(1,067)

Income (loss) from continuing operations before income taxes	(14,370)	(2,488)	34,062

Income tax expense (benefit)	(4,675)	683	8,702

Income (loss) from continuing operations	(9,695)	(3,171)	25,360

Discontinued operations:
Income from operations of logistical services	-	-	1,712
Gain on disposal	-	-	52,534
Income tax expense	-	-	14,261

Income from discontinued operations	-	-	39,985

Net income (loss)	$(9,695)	$(3,171)	$65,345

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(1.11)	$(0.36)	$2.70
Income from discontinued operations	-	-	4.26
Basic earnings (loss) per share	$(1.11)	$(0.36)	$6.96

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(1.11)	$(0.36)	$2.70
Income from discontinued operations	-	-	4.25
Diluted earnings (loss) per share	$(1.11)	$(0.36)	$6.95

Dividends per share
Regular dividends	$0.76	$0.68	$0.60
Special dividend	$-	$-	$1.50

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2024, November 25, 2023, and November 25, 2022

(In thousands)

	2024	2023	2022

Net income (loss)	$(9,695)	$(3,171)	$65,345
Other comprehensive income (loss):
Foreign currency translation adjustments	652	(378)	(274)
Income taxes related to foreign currency translation adjustments	(166)	96	70
Actuarial adjustment to
Long Term Cash Awards (LTCA)	(117)	100	303
Amortization associated with LTCA	61	119	132
Income taxes related to LTCA	14	(59)	(107)
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	287	324	2,200
Amortization associated with SERP	(22)	-	124
Income taxes related to SERP	(68)	(100)	(575)

Other comprehensive income (loss), net of tax	641	102	1,873

Total comprehensive income (loss)	$(9,054)	$(3,069)	$67,218

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2024, November 25, 2023, and November 26, 2022

(In thousands)

	2024	2023	2022
Operating activities:
Net income (loss)	$(9,695)	$(3,171)	$65,345
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,918	10,141	11,309
Gain on disposal of discontinued operations	-	-	(52,534)
Non-cash goodwill impairment charge	-	5,409	-
Gain on revaluation of contingent consideration	-	(1,013)	-
Asset impairment charges	5,515	-	-
Net loss (gain) on disposals of property and equipment	7	5	(4,595)
Inventory valuation charges	5,001	4,626	3,648
Deferred income taxes	(2,442)	831	(2,339)
Other, net	2,277	2,031	(302)
Changes in operating assets and liabilities
Accounts receivable	555	4,102	3,169
Inventories	3,016	17,869	(9,536)
Other current and long-term assets	(2,427)	1,773	5,944
Right of use assets under operating leases	17,254	18,680	20,531
Customer deposits	2,954	(13,175)	(16,588)
Accounts payable and accrued liabilities	(7,246)	(9,188)	(4,073)
Obligations under operating leases	(20,637)	(20,196)	(22,949)
Net cash provided by (used in) operating activities	4,050	18,724	(2,970)

Investing activities:
Purchases of property and equipment	(5,211)	(17,489)	(21,296)
Proceeds from sales of property and equipment	-	500	8,226
Cash paid for business acquisitions, net of cash acquired	-	-	(5,582)
Investment in certificates of deposit	(2,585)	(60)	-
Proceeds from the disposition of discontinued operations	-	1,000	84,534
Other	(972)	(1,714)	(40)
Net cash provided by (used in) investing activities	(8,768)	(17,763)	65,842

Financing activities:
Cash dividends	(6,654)	(5,982)	(20,162)
Issuance of common stock	371	318	424
Repurchases of common stock	(1,420)	(4,176)	(15,122)
Taxes paid related to net share settlement of equity awards	(161)	(109)	(19)
Repayment of finance lease obligations	(253)	(278)	(684)
Net cash used in financing activities	(8,117)	(10,227)	(35,563)
Effect of exchange rate changes on cash and cash equivalents	(21)	48	(58)
Change in cash and cash equivalents	(12,856)	(9,218)	27,251
Cash and cash equivalents - beginning of year	52,407	61,625	34,374
Cash and cash equivalents - end of year	$39,551	$52,407	$61,625

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 30, 2024, November 25, 2023, and November 26, 2022

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 27, 2021	9,762,125	$48,811	$113	$115,631	$(1,823)	$162,732

Comprehensive income (loss)
Net income	-	-	-	65,345	-	65,345
Foreign currency translation adjustments, net of tax	-	-	-	-	(204)	(204)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	192	192
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	1,885	1,885
Regular dividends ($0.60 per share)	-	-	-	(5,668)	-	(5,668)
Special dividend ($1.50 per share)	-	-	-	(14,494)	-	(14,494)
Issuance of common stock	59,024	295	129	-	-	424
Purchase and retirement of common stock	(869,310)	(4,347)	(780)	(10,014)	-	(15,141)
Stock-based compensation	-	-	538	-	-	538

Balance, November 26, 2022	8,951,839	44,759	-	150,800	50	195,609

Comprehensive income (loss)
Net loss	-	-	-	(3,171)	-	(3,171)
Foreign currency translation adjustments, net of tax	-	-	-	-	(282)	(282)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	68	68
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	316	316
Regular dividends ($0.68 per share)	-	-	-	(5,982)	-	(5,982)
Issuance of common stock	74,421	373	(55)	-	-	318
Purchase and retirement of common stock	(258,039)	(1,290)	(701)	(2,293)	-	(4,284)
Stock-based compensation	-	-	849	-	-	849

Balance, November 25, 2023	8,768,221	43,842	93	139,354	152	183,441

Comprehensive income (loss)
Net income	-	-	-	(9,695)	-	(9,695)
Foreign currency translation adjustments, net of tax	-	-	-	-	486	486
Amortization of defined benefit plan costs, net of tax	-	-	-	-	29	29
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	126	126
Regular dividends ($0.76 per share)	-	-	-	(6,654)	-	(6,654)
Issuance of common stock	79,490	397	(26)	-	-	371
Purchase and retirement of common stock	(111,665)	(558)	(865)	(158)	-	(1,581)
Stock-based compensation	-	-	804	-	-	804

Balance, November 30, 2024	8,736,046	$43,681	$6	$122,847	$793	$167,327

The accompanying notes to consolidated financial statements are an integral part of these statements.

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 87 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 87 stores, the Company owns and operates 58 stores (“Company-owned retail stores”) with the other 29 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Products can also be purchased by the end consumer directly from our website.

We sourced approximately 20% of our wholesale products from various foreign countries, with the remaining volume produced at our five domestic manufacturing facilities.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year. Fiscal 2024 contained 53 weeks while fiscal 2023 and 2022 each contained 52 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our majority-owned subsidiaries in which we have a controlling interest. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2024, 2023 and 2022 are to Bassett's fiscal year ended November 30, 2024, November 25, 2023 and November 26, 2022, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

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

On September 2, 2022, we acquired 100% of the capital stock of Noa Home Inc. (“Noa Home”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home had operations in Canada, Australia, Singapore and the United Kingdom. Since acquisition, Noa Home has been consolidated as a wholly-owned subsidiary. During the second quarter of fiscal 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations and sell the remaining inventory in an orderly manner. As of November 30, 2024 we have substantially completed the liquidation of Noa Home’s assets and liabilities. See Note 3 for additional information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, calculation of inventory reserves, the valuation of our reporting units for the purpose of testing the carrying value of goodwill, and the valuation of our right of use assets. We also utilize estimates in determining the valuation of income tax reserves, insurance reserves, and assumptions related to our post-employment benefit obligations. Actual results could differ from those estimates.

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

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $25,742 and $22,788 as of November 30, 2024 and November 25, 2023, respectively. Substantially all of the customer deposits held at November 25, 2023 related to performance obligations were satisfied during fiscal 2024 and have therefore been recognized in revenue for the year ended November 30, 2024. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. The estimate for returns and allowances was $3,970 and $4,883 at November 30, 2024 and November 25, 2023, respectively, and is included with other accrued liabilities in the accompanying balance sheets. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third-party service provider.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At November 30, 2024 and November 25, 2023, our balance of prepaid commissions included in other current assets was $2,928 and $2,245, respectively.

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

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and notes receivable and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 30, 2024 and November 25, 2023, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2024	2023
Accounts receivable, net of allowances (Note 5)	$13,181	$13,736
Contingent obligations under lease and loan guarantees, less amounts recognized (Note 15)	5,100	1,819
Other	-	81
Total credit risk exposure related to customers	$18,281	$15,636

At November 30, 2024 and November 25, 2023, approximately 43% and 35%, respectively, of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. In fiscal 2024, 2023 and 2022, no customer accounted for more than 10% of total consolidated net sales.

We have no foreign manufacturing operations. We define export sales from our wholesale segment as sales to any country or territory other than the United States or its territories or possessions. Our wholesale export sales were approximately $323, $406, and $731 in fiscal 2024, 2023, and 2022, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (retail merchandise, finished goods, work in process and raw materials) accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value or, in the case of inventory accounted for under the last-in, first out (“LIFO”) method, at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the LIFO method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories as well as Lane Venture, Bassett Outdoor and Noa Home product inventories are determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 50% and 51% of total inventory before reserves at November 30, 2024 and November 25, 2023, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. For the annual test of goodwill performed as of the beginning of the fourth quarter of fiscal 2024, we performed the qualitative assessment as described above with respect to our upholstery reporting unit and concluded that there was no impairment of goodwill. For the annual test of goodwill performed as of the beginning of the fourth quarter of fiscal 2023, we performed the qualitative assessment as described above with respect to our upholstery reporting unit and concluded that there was no impairment of the goodwill allocated to that reporting unit as of November 25, 2023. However, with respect to our Noa Home reporting unit, we proceeded to the quantitative test and concluded that the goodwill allocated to that reporting unit as of November 25, 2023 was fully impaired. For the annual test of goodwill performed as of the beginning of the fourth fiscal quarter of 2022, we performed the qualitative assessment as described above and concluded that there was no impairment of our goodwill as of November 26, 2022.

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

Other Intangible Assets

Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. During the second quarter of fiscal 2024, in conjunction with our decision to close Noa Home and cease operations by the end of fiscal 2024, we fully impaired the carrying value of the intangible asset for the Noa Home trade name.

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

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $22,721, $26,125, and $33,029 for fiscal 2024, 2023 and 2022, respectively. Costs incurred to deliver retail merchandise to customers, including the cost of operating regional distribution warehouses, are also recorded in selling, general and administrative expense and totaled $20,342, $23,399, and $23,812 for fiscal 2024, 2023 and 2022, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $13,256, $19,106, and $16,698 in fiscal 2024, 2023, and 2022, respectively.

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

Supplemental Cash Flow Information

Refer to the supplemental lease disclosures in Note 15 for cash flow impacts of leasing transactions during fiscal 2024, 2023 and 2022. At November 30, 2024, $273 of our fiscal 2024 purchases of property and equipment were unpaid and included in accounts payable in the accompanying balance sheet. Otherwise, there were no material non-cash investing or financing activities during fiscal 2024, 2023 or 2022.

Recent Accounting Pronouncements

Recent Pronouncements Not Yet Adopted

In June 2022, the FASB issued Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. The amendments in ASU 2022-03 will become effective for us as of the beginning of our 2025 fiscal year. Early adoption is permitted. As of November 30, 2024 we do not hold any investments in equity securities, therefore we do not currently expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 740) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require: that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); and that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments in ASU 2023-07 will become effective for us for our 2025 fiscal year and for interim periods beginning with our 2026 fiscal year. Early adoption is permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for us as of the beginning of our 2026 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2024, the FASB issued Accounting Standards Update 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic ASC 220-40) Disaggregation of Income Statement Expenses. The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provided disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The amendments in ASU 2024-03 will become effective for us for our 2028 fiscal year and for interim periods beginning with our 2029 fiscal year. Early adoption is permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

3.	Business Combinations

On September 2, 2022, we acquired 100% of the capital stock of Noa Home, a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home had operations in Canada, Australia, Singapore and the United Kingdom. The initial purchase price (denominated in Canadian dollars) of approximately C$7,700 included cash payments of C$2,000 paid to the co-founders of Noa Home and approximately C$5,700 for the repayment of existing debt owed by Noa Home. Per the terms of the agreement at the acquisition date, the Noa Home co-founders also had the opportunity to receive additional cash payments totaling approximately C$1,330 per year for the three fiscal years following the year of acquisition based on established increases in net revenues and achieving certain internal EBITDA goal.

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

A portion of the fair value of the consideration transferred in the amount of $1,929 was assigned to the identifiable intangible asset associated with the Noa Home trade name. At the time of acquisition, this intangible asset was considered to have an indefinite life and therefore was not amortized but was tested for impairment annually or between annual tests if an indicator of impairment existed. During the second quarter of fiscal 2024 we concluded that Hoa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations by selling the remaining inventory in an orderly fashion through the end of fiscal 2024. Therefore, at the end of the second quarter of fiscal 2024 we fully impaired the trade name intangible asset, which at the time of the impairment had a carrying value of $1,827 reflecting currency translation adjustments through the date of the impairment.

The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 4.

Subsequent to the acquisition date, the parties concluded that the targets originally set forth by which the Noa Home co-founders were to earn the contingent consideration would likely not be met within the initially anticipated time frame. Therefore, we have agreed to replace the contingent consideration with two fixed payments of C$200 each, the first of which was paid in June of 2023 with the second paid in December of 2024. As a result of the write-down of the contingent consideration payable that was recognized at the acquisition date, we recorded a gain of $1,013 during fiscal 2023.

The pro forma impact of the acquisition has not been presented because it was not material to our consolidated results of operations for the fiscal year ended November 26, 2022.

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

Investments

Our short-term investments of $20,360 and $17,775 at November 30, 2024 and November 25, 2023 consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 0.7% to 5.28%. At November 30, 2024, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 4.3%. Except as noted below, each CD is placed with a federally insured financial institution and all deposits are within Federal deposit insurance limits. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 30, 2024 and November 25, 2023 approximates their fair value.

Our investment in CDs at November 30, 2024 includes one CD in the amount of $2,500 which was placed with a financial institution that provides merchant services for our retail segment. This CD has been pledged as security for the merchant services agreement. The CD has a six-month term, an interest rate of 2.0% and the requirement to maintain the pledge will be reassessed prior to the end of fiscal 2025, therefore the CD is classified as a current asset with our other CDs. This CD is in excess of the $250 Federal deposit insurance limit.

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

5. Accounts Receivable

Accounts receivable consist of the following:

	November 30, 2024	November 25, 2023
Gross accounts receivable	$14,278	$14,271
Allowance for credit losses	(1,097)	(535)
Net accounts receivable	$13,181	$13,736

Activity in the allowance for credit losses was as follows:

	2024	2023

Balance, beginning of the year	$535	$1,261
Additions (recoveries) charged to expense	624	219
Reductions to allowance, net	(62)	(945)
Balance, end of the year	$1,097	$535

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 4.

6. Inventories

Inventories consist of the following:

	November 30, 2024	November 25, 2023
Wholesale finished goods	$24,841	$27,521
Work in process	519	637
Raw materials and supplies	14,921	18,655
Retail merchandise	31,744	33,090
Total inventories on first-in, first-out method	72,025	79,903
LIFO adjustment	(11,665)	(11,738)
Reserve for excess and obsolete inventory	(5,395)	(5,183)
	$54,965	$62,982

We source a significant amount of our wholesale product from other countries. During 2024, 2023 and 2022, purchases from our three largest vendors primarily located in Vietnam were $11,689, $15,601 and $33,253 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 26, 2022	$4,103	$1,064	$5,167
Additions charged to expense	3,876	750	4,626
Write-offs	(3,834)	(776)	(4,610)
Balance at November 25, 2023	4,145	1,038	5,183
Additions charged to expense	4,284	717	5,001
Write-offs	(4,271)	(518)	(4,789)
Balance at November 30, 2024	$4,158	$1,237	$5,395

7. Property and Equipment

Property and equipment consist of the following:

	November 30, 2024	November 25, 2023
Land	$10,866	$10,866
Buildings and leasehold improvements	124,305	125,290
Machinery and equipment	105,667	106,613
Property and equipment at cost	240,838	242,769
Less accumulated depreciation	(163,791)	(158,788)
Property and equipment, net	$77,047	$83,981

The net book value of our property and equipment by reportable segment is a follows:

	November 30, 2024	November 25, 2023
Wholesale	$21,659	$23,155
Retail - Company-owned stores	40,756	44,799
Corporate and other	14,632	16,027
Total property and equipment, net	$77,047	$83,981

Depreciation expense associated with the property and equipment shown above was included in income from operations in our consolidated statements of operations as follows:

	2024	2023	2022

Cost of goods sold (wholesale segment)	$2,106	$2,124	$2,082
Selling, general and administrative expenses:
Wholesale segment	261	274	271
Retail segment	4,849	5,502	5,738
Corporate and Other	2,644	2,184	1,895
Total included in selling, general and administrative expenses	7,754	7,960	7,904
Total depreciation expense included in income from operations	$9,860	$10,084	$9,986

8. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	November 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$512	$(392)	$120

Intangibles not subject to amortization:
Trade name			6,848
Goodwill			7,217

Total goodwill and other intangible assets			$14,185

	November 25, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization:
Customer relationships	$512	$(337)	$175

Intangibles not subject to amortization:
Trade names			8,675
Goodwill			7,217

Total goodwill and other intangible assets			$16,067

We performed the annual test for impairment of the carrying value of our goodwill as of the beginning of the fourth quarter of fiscal 2024. Based on the initial qualitative analysis performed under ASC Topic 350, we concluded that is was not more likely than not that the carrying value of our upholstery reporting unit within our wholesale segment exceeded its fair value. We performed the annual test for impairment of the carrying value of our goodwill as of the beginning of the fourth quarter of fiscal 2023. Based on the initial qualitative analysis performed under ASC Topic 350, we concluded that it was not more likely than not that the carrying value of our upholstery reporting unit within our wholesale segment exceeded its fair value. However, due to the actual and expected future underperformance of our Noa Home reporting unit relative to management's original expectations, we performed a strategic review of the operations as of the beginning of the fourth quarter and concluded that Noa Home should exit the Australian market and focus more on the North American market. Coupled with the financial underperformance and the exit of Australia, we performed a quantitative test of the carrying value of the goodwill recognized as part of the 2022 acquisition of Noa Home and concluded that it was necessary to fully impair the carrying value of the Noa Home goodwill, resulting in a non-cash impairment charge of $5,409 in fiscal 2023.

The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples and comparable transactions occurring within the last two years and an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 4) The valuation of the Noa Home reporting unit was primarily based on the market approach due to significant uncertainty in the future cash flows of Noa Home. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on future sales, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units.

Changes in the carrying amounts of goodwill by reportable segment were as follows:

	Wholesale	Retail	Corporate and Other	Total

Balance as of November 26, 2022	$7,217	$-	$5,554	$12,771
Foreign currency translation adjustment	-	-	(145)	(145)
Full impairment of Noa Home goodwill	-	-	(5,409)	(5,409)

Balance as of November 25, 2023	7,217	-	-	7,217
No changes in fiscal 2024	-	-	-	-

Balance as of November 30, 2024	$7,217	$-	$-	$7,217

Accumulated impairment losses were $9,306, $9,306 and $3,897 at November 30, 2024, November 25, 2023 and November 26, 2022, respectively.

The weighted average useful lives of our finite-lived intangible assets and remaining amortization periods as of November 30, 2024 are as follows:

	Useful Life in Years	Remaining Amortization Period in Years

Customer relationships	9	3

Our trade name intangible asset at November 30, 2024 is associated with Lane Venture. Because it is our intention to maintain and grow this brand, it is considered to be an indefinite-lived intangible asset. At November 25, 2023 our trade name intangible assets also included an asset for the Noa Home trade name which had been considered an indefinite-lived intangible asset upon acquisition in 2022. However, in connection with our decision to cease operations at Noa Home and liquidate its assets, the carrying value of the Noa Home trade name was fully impaired during the second quarter of fiscal 2024. The amortization expense associated with finite-lived intangible assets during fiscal 2024, 2023 and 2022 was $57 each year and is included in selling, general and administrative expense in our consolidated statement of operations. All expense arising from the amortization of intangible assets is associated with our wholesale segment. Estimated future amortization expense for intangible assets that exist at November 30, 2024 is as follows:

Fiscal 2025	57
Fiscal 2026	57
Fiscal 2027	6
Fiscal 2028	-
Fiscal 2029	-

Total	$120

9. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At November 30, 2024, we had $6,013 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at November 30, 2024, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. Had we been required to test those ratios, we would not have been able to achieve the required levels for either of these ratios. Consequently, our availability under the Credit Facility is currently limited to an additional $2,237.

Interest paid during fiscal 2024, 2023 and 2022 was not material.

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. Expense (credits) associated with deferred compensation under the Plan was $925, $46 and $(16) for fiscal 2024, 2023 and 2022, respectively. Our liability for Company contributions and participant deferrals at November 30, 2024 and November 25, 2023 was $3,486 and $2,661, respectively, and is included in post-employment benefit obligations in our consolidated balance sheets.

On May 2, 2017, we made Long Term Cash Awards (“LTC Awards”) totaling $2,000 under the Plan to certain management employees in the amount of $400 each. The LTC Awards vest in full on the first anniversary of the date of the award if the participant has reached age 63 by that time, or, if later, on the date the participant reaches age 63, provided in either instance that the participant is still employed by the Company at that time. If not previously vested, the awards will also vest immediately upon the death or disability of the participant prior to the participant’s separation from service. The awards will be payable in 10 equal annual installments following the participant’s death, disability or separation from service. We are accounting for the LTC Awards as a defined benefit pension plan. During fiscal 2024, 2023 and 2022, we invested $343, $1,019 and $853 in life insurance policies covering all participants in the Plan. At November 30, 2024, these policies have a net death benefit of $15,885 for which the Company is the sole beneficiary. These policies are intended to provide a potential source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $1,587 at November 30, 2024. We expect that any death benefit payable out of the plan would be substantially offset by the proceeds received from our life insurance policy upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

`	2024	2023
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$6,979	$7,262
Service cost	13	27
Interest cost	391	370
Actuarial (gains) and losses	(170)	(424)
Benefits paid	(296)	(256)
Projected benefit obligation at end of year	$6,917	$6,979

Accumulated Benefit Obligation	$6,917	$6,979

Discount rate used to value the ending benefit obligations:	5.00%	5.92%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$792	$719
Noncurrent liabilities	6,085	6,260
Total amounts recognized	$6,877	$6,979
Amounts recognized in accumulated other comprehensive income: before income tax effects:
Prior service cost	$-	$103
Actuarial (gain) loss	(1,066)	(965)
Net amount recognized	$(1,066)	$(862)

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$234	$(27)

	2024	2023	2022

Components of Net Periodic Pension Cost:
Service cost	$13	$27	$36
Interest cost	391	370	231
Amortization of prior service cost	61	125	126
Amortization of other loss	(22)	-	133

Net periodic pension cost	$443	$522	$526

Assumptions used to determine net periodic pension cost:
Discount rate	5.92%	5.38%	2.25%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2025	$792
Fiscal 2026	794
Fiscal 2027	791
Fiscal 2028	749
Fiscal 2029	709
Fiscal 2030 through 2034	2,864

Of the $1,066 net gain recognized in accumulated other comprehensive income at November 30, 2024, $65 of amortization is expected to be recognized as a component of net periodic pension cost during fiscal 2025.

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of operations.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $79, $204, and $154 in fiscal 2024, 2023, and 2022, respectively, associated with the plan. Our liability under this plan was $1,568 and $1,655 as of November 30, 2024 and November 25, 2023, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $943, $998 and $1,108 during fiscal 2024, 2023 and 2022, respectively.

11. Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the fiscal years ended November 30, 2024 and November 25, 2023, which is comprised of post-retirement benefit costs related to our SERP and LTC Awards as well as cumulative translation adjustments arising from our investment in Noa Home, is as follows:

Balance at November 26, 2022	$50
Actuarial gains	424
Net pension amortization reclassified from accumulated other comprehensive loss	119
Foreign currency translation adjustment	(378)
Tax effects	(63)
Balance at November 25, 2023	152
Actuarial gains	170
Net pension amortization reclassified from accumulated other comprehensive loss	39
Foreign currency translation adjustment (1)	652
Tax effects	(220)
Balance at November 30, 2024	$793

(1)

Includes the transfer of $962 of cumulative translation loss out of accumulated other comprehensive loss into the fiscal 2024 loss from operations upon the substantial completion of the liquidation of Noa Home (See Note 14).

12. Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2024, 2023 and 2022 was as follows:

	2024	2023	2022

Stock based compensation expense	$804	$849	$538

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

We have elected to account for forfeitures as they occur. Compensation cost for awards with graded vesting schedules are accounted for on a straight-line basis.

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 30, 2024 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 25, 2023	92,313	$17.13
Granted	48,109	16.62
Vested	(46,013)	17.29
Non-vested restricted shares outstanding at November 30, 2024	94,409	$15.77

During fiscal 2024, 46,013 restricted shares were vested and released, of which 30,900 shares had been granted to employees and 15,113 shares had been granted to directors. During fiscal 2024, 2023 and 2022, 10,360 shares, 5,985 shares and 1,225 shares, respectively, were withheld to cover withholding taxes of $161, $109 and $19, respectively, arising from the vesting of restricted shares. During fiscal 2024, 2023 and 2022, excess tax benefits of $9, $10 and $1, respectively, were recognized within income tax expense upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares, which are all subject to service conditions, at November 30, 2024 is as follows:

			Original	Remaining
	Restricted	Share Value	Vesting	Restriction
Grant	Shares	at Grant Date	Period	Period
Date	Outstanding	Per Share	(Years)	(Years)

January 12, 2022	15,500	$15.82	3	0.1
January 11, 2023	30,800	17.55	3	1.1
March 6, 2024	18,109	15.46	1	0.3
October 29, 2024	30,000	14.11	3	2.9
	94,409

Unrecognized compensation cost related to these non-vested restricted shares at November 30, 2024 is $752, all of which is expected to be recognized in fiscal 2025 through fiscal 2027.

Employee Stock Purchase Plan

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 30,436, 28,063 and 30,074 shares to employees during fiscal 2024, 2023 and 2022, respectively, which resulted in an immaterial amount of compensation expense. There are 43,961 shares remaining available for sale under the 2017 ESPP at November 30, 2024.

13. Income Taxes

The components of the income tax provision from continuing operations are as follows:

	2024	2023	2022
Current:
Federal	$(1,962)	$(121)	$5,659
State	(273)	(72)	2,154

Deferred:
Federal	(1,781)	846	484
State	(659)	30	405
Total	$(4,675)	$683	$8,702

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	5.4	3.8	4.4
Nondeductible goodwill, restructuring and other charges	(6.9)	(45.7)	-
Nontaxable gain on revaluation of contingent consideration	-	8.6	-
Capital loss carryback	15.9	-	-
Other	0.4	3.0	(0.3)
Change in valuation allowance	(3.3)	(18.2)	0.4
Effective income tax rate	32.5%	(27.5)%	25.5%

Excess tax benefits in the amount of $9, $10 and $1 were recognized as a component of income tax expense during fiscal 2024, 2023 and 2022, respectively, resulting from the exercise of stock options and the release of restricted shares. The fiscal 2023 adjustment for impairment of non-deductible goodwill reflect the fact that there was no tax basis related to the impaired goodwill.

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 30, 2024	November 25, 2023
Deferred income tax assets:
Trade accounts receivable	$278	$135
Inventories	3,867	3,847
Post employment benefit obligations	2,498	2,426
Federal net operating loss and credit carryforwards	1,107	151
State net operating loss carryforwards	621	2
Foreign net operating loss carryforwards	2,264	1,791
Operating lease liabilities	27,138	29,185
Other	1,182	1,515
Gross deferred income tax assets	38,955	39,052
Valuation allowance	(2,264)	(1,791)
Total deferred income tax assets	36,691	37,261

Deferred income tax liabilities:
Property and equipment	4,200	5,894
Intangible assets	1,235	984
Operating lease assets	23,771	25,239
Prepaid expenses and other	618	499

Total deferred income tax liabilities	29,824	32,616

Net deferred income tax assets	$6,867	$4,645

We have foreign net operating loss carryforwards attributable to Noa Home (see Note 3) of $10,780 resulting in a deferred tax asset of $2,264 upon which we have placed a full valuation allowance. During fiscal 2024, we generated federal net operating loss carryforwards of $5,152 and state net operating loss carryforwards of $530.

Income tax refunds received, net of taxes paid, during fiscal 2024 and 2023 were $658 and $263, respectively. Income taxes paid, net of refunds received, during fiscal 2022 was $20,176.

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

We remain subject to examination for tax years 2021 through 2024 for all of our major tax jurisdictions.

14. Other Gains and Losses

Asset Impairment Charges

During fiscal 2024, we recognized non-cash charges for asset impairments totaling $5,515 which consisted of the following:

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
●

$1,901 for the impairment of long-lived assets at Noa Home. During the second quarter we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations by selling the remaining inventory in an orderly fashion through then end of fiscal 2024. $1,827 of these charges are for the full impairment of the Noa Home trade name intangible asset, and $74 relates to the full impairment of customized software used in the Noa Home operations.

Our estimates of the fair value of the impaired right-of-use assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure.

Loss on Contract Abandonment

During fiscal 2024, we recognized a charge of $1,240 to accrue the remaining minimum charges payable under a contract for logistical services which our wholesale segment ceased utilizing during the third fiscal quarter of 2024. These minimum payments will continue through January of 2026.

Loss Upon Realization of Cumulative Translation Adjustment

In connection with the liquidation of the Noa Home business, we recognized a pre-tax charge of $962 during the fourth quarter of fiscal 2024 for the realization of cumulative translation adjustments previously carried in accumulated other comprehensive loss.

Restructuring Charges

In the fourth quarter of fiscal 2024 we recognized a restructuring charge of $440 representing accrued severance pay for certain affected employees. At November 30, 2024, $432 of the accrual remained in other current liabilities and is expected to be paid out by the end of the second quarter of fiscal 2025.

Goodwill Impairment Charge

See Note 8 regarding the $5,409 non-cash charge during fiscal 2023 to impair goodwill associated with Noa Home.

Gain on Revaluation of Contingent Consideration

See Note 3 regarding a $1,013 gain during fiscal 2023 resulting from the revaluation of contingent consideration owed to the former owners of Noa Home.

Gains on Dispositions of Retail Store Locations

During the third quarter of fiscal 2022, we sold one of our Company-owned store locations in Houston, Texas for $8,217 net of closing costs, resulting in a gain of $4,595 during the year ended November 26, 2022.

This sale, together with our purchase of real property in Tampa, Florida for $7,668 in cash during the second quarter of fiscal 2022 was treated as an exchange of like-kind property under Section 1031 of the Internal Revenue Code of 1986, as amended, for the purpose of deferring approximately $4,300 of the taxable gain arising from the sale of the Houston property. A VIE was established during the second quarter of fiscal 2022 for purposes of acquiring the Tampa, Florida property, of which the Company was the primary beneficiary by virtue of our control over the activities that most significantly impact the entity's economic performance. Subsequent to the completion of the exchange transactions during the third quarter of fiscal 2022, the sole equity interest in the VIE was transferred to Bassett and the entity is now consolidated as a wholly owned subsidiary.

Other loss, net for the fiscal 2022 includes a gain of $1,441 arising from death benefits from Company-owned life insurance.

15. Leases and Lease Guarantees

Leases

See “Leases” under Note 2 for a discussion of our accounting policies and elections under Topic 842.

Supplemental balance sheet information related to our leases as of November 30, 2024 and November 25, 2023 is as follows:

	November 30, 2024	November 25, 2023
Operating leases:
Right of use assets	$93,624	$100,888
Lease liabilities, short-term	18,050	18,827
Lease liabilities, long-term	88,395	97,357

Finance leases:
Right of use assets (1)	$263	$327
Lease liabilities, short-term (2)	122	246
Lease liabilities, long-term (3)	153	99

(1)	Included in property & equipment, net in our consolidated balance sheet.
(2)	Included in other current liabilities and accrued expenses in our consolidated balance sheet.
(3)	Included in other long-term liabilities and accrued expenses in our consolidated balance sheet.

Our right-of-use assets under operating leases by segment as of November 30, 2024 and November 25, 2023 are as follows:

	November 30, 2024	November 25, 2023
Wholesale	$6,861	$8,689
Retail	86,763	92,190
Corporate & other	-	9
Total right of use assets	$93,624	$100,888

The components of our lease cost for 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Lease cost:
Operating lease cost	$24,065	$24,287	$24,399
Financing lease cost:
Amortization of right-of-use assets	235	278	279
Interest on lease liabilities	20	22	35
Short-term lease cost	326	401	674
Variable lease cost (net of abatements received)	138	260	447
Sublease income	(801)	(1,093)	(1,444)
Total lease cost	$23,983	$24,155	$24,390

Supplemental lease disclosures as of November 30, 2024, November 25, 2023 and November 26, 2022 and for the fiscal years then ended are as follows:

	Operating	Financing

For the year ended November 26, 2022:
Cash paid for amounts included in the measurements of lease liabilities	26,913	302
Lease liabilities arising from new right-of-use assets	23,171	73

For the year ended November 25, 2023:
Cash paid for amounts included in the measurements of lease liabilities	26,854	301
Lease liabilities arising from new right-of-use assets	21,921	-

For the year ended November 30, 2024:
Cash paid for amounts included in the measurements of lease liabilities	26,558	287
Lease liabilities arising from new right-of-use assets	11,050	197

As of November 26, 2022:
Weighted average remaining lease terms (years)	6.2	2.3
Weighted average discount rates	5.53%	4.68%

As of November 25, 2023:
Weighted average remaining lease terms (years)	5.5	1.4
Weighted average discount rates	5.78%	4.72%

As of November 30, 2024:
Weighted average remaining lease terms (years)	5.6	3.1
Weighted average discount rates	6.28%	6.56%

Future payments under our leases and the present value of the obligations as of November 30, 2024 are as follows:

	Operating Leases	Financing Leases

Fiscal 2025	$24,283	$136
Fiscal 2026	24,840	56
Fiscal 2027	23,078	52
Fiscal 2028	19,739	44
Fiscal 2029	13,042	19
Thereafter	23,548	-
Total lease payments	128,530	307
Less: interest	22,085	32
Total lease obligations	$106,445	$275

We sublease a small number of our leased locations to certain of our licensees for operation as BHF network stores. The terms of these leases generally match those of the lease we have with the lessor. In addition, we sublease space in certain closed store locations that are still under lease. Minimum future lease payments due to us under these subleases are as follows:

Fiscal 2025	$899
Fiscal 2026	586
Fiscal 2027	215
Fiscal 2028	-
Fiscal 2029	-
Thereafter	-
Total minimum future rental income	$1,700

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. The remaining term under these lease guarantees extends for six years. We were contingently liable under licensee lease obligation guarantees in the amount of $5,131 and $1,845 at November 30, 2024 and November 25, 2023, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 30, 2024 and November 25, 2023, were not material.

16. Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

17. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2024	2023	2022
Earnings (loss) per share - continuing operations:
Numerator:
Net income (loss) from continuing operations	$(9,695)	$(3,171)	$25,360

Denominator:
Denominator for basic income per share - weighted average shares	8,733,215	8,784,759	9,394,873
Effect of dilutive securities*	-	-	8,107
Denominator for diluted income per share — weighted average shares and assumed conversions	8,733,215	8,784,759	9,402,980

Basic income (loss) per share - continuing operations:	$(1.11)	$(0.36)	$2.70

Diluted income (loss) per share - continuing operations	$(1.11)	$(0.36)	$2.70

Earnings per share - discontinued operations:
Numerator:
Net income from discontinued operations	$-	$-	$39,985

Denominator:
Denominator for basic income per share - weighted average shares	8,733,215	8,784,759	9,394,873
Effect of dilutive securities*	-	-	8,107
Denominator for diluted income per share — weighted average shares and assumed conversions	8,733,215	8,784,759	9,402,980

Basic income per share - discontinued operations	$-	$-	$4.26

Diluted income per share - discontinued operations	$-	$-	$4.25

*Due to the net loss in 2024 and 2023, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For fiscal 2024, 2023 and 2022, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	2024	2023	2022
Unvested restricted shares	94,409	92,313	-

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

Following the sale of Zenith, certain of Zenith’s liabilities primarily representing reserves and accrued liabilities for pre-disposal workers’ compensation, health insurance and auto liability claims were retained by Bassett. The remaining balance of these reserves and accruals totaled $114 and $358 at November 30, 2024 and November 25, 2023, respectively, and are included in accrued compensation and benefits and other current liabilities and accrued expenses in the accompanying condensed consolidated balance sheets.

The following table summarizes the major classes of line items constituting income of the discontinued operations, as reported in the consolidated statements of operations for fiscal 2022 (there was no income from discontinued operations in 2024 or 2023):

2022
Major line items constituting pretax income of discontinued operations:
Logistical services revenue	$16,776
Cost of logistical services	15,001
Other loss, net	(63)

Income from operations of logistical services	1,712
Gain on disposal	52,534
Pretax income of discontinued operations	54,246
Income tax expense	14,261

Income from discontinued operations, net of tax	$39,985

The amounts for revenue and costs of logistical services shown above represent the results of Zenith’s business transactions with third parties. Zenith also charged Bassett for logistical services provided to our wholesale segment in the amount of $9,121 during 2022 prior to disposal. We have entered into a service agreement with J.B. Hunt for the continuation of these services for a period of seven years following the sale of Zenith. Subsequent to the sale, we incurred $22,721, $26,125 and $27,604 of expense during fiscal 2024, 2023 and 2022, respectively, for the performance of logistical services.

The following table summarizes the cash flows generated by discontinued operations during 2022 (there were no cash flows from discontinued operation in 2024 or 2023):

2022 (1)
Cash provided by operating activities	$1,681
Cash used in investing activities	(81)
Cash used in financing activities	(371)

Net cash provided by (used in) discontinued operations	$1,229

(1)	Excludes net proceeds from the sale of Zenith.

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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended November 30, 2024, November 25, 2023 and November 26, 2022, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category are attributable to Noa Home, which generated substantially all of its sales outside of the United States. During the second fiscal quarter of 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and have ceased operations as of November 30, 2024 by selling the remaining inventory in an orderly fashion over the second half of fiscal 2024.

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

Our former logistical services segment which represented the operations of Zenith is presented as a discontinued operation in the accompanying condensed consolidated statements of operations (see Note 18).

The following table presents segment information for each of the last three fiscal years:

	2024	2023	2022
Sales Revenue
Wholesale sales of furniture and accessories	$207,462	$248,911	$324,569
Less: Sales to retail segment	(87,021)	(103,519)	(125,889)
Wholesale sales to external customers	120,441	145,392	198,680
Retail sales of furniture and accessories	204,563	235,940	285,119
Corporate & Other - Noa Home	4,919	8,804	1,802
Consolidated net sales of furniture and accessories	$329,923	$390,136	$485,601

Income (loss) from Continuing Operations before Income Taxes
Income (loss) from Continuing Operations
Wholesale	$25,357	$30,699	$41,979
Retail	(6,604)	(536)	19,352
Net expenses - Corporate and other	(28,456)	(29,926)	(30,997)
Inter-company elimination	1,591	1,024	(64)
Asset impairment charges	(5,515)	-	-
Loss on contract abandonment	(1,240)	-	-
Loss upon realization of cumulative translation adjustment	(962)	-	-
Restructuring charges	(440)	-	-
Gain on revaluation of contingent consideration	-	1,013	-
Goodwill impairment charge	-	(5,409)	-
Gain on sale of real estate	-	-	4,595
Consolidated income (loss) from continuing operations	(16,269)	(3,135)	34,865

Interest income	2,673	2,528	302
Interest expense	(30)	(22)	(38)
Other loss, net	(744)	(1,859)	(1,067)
Consolidated income (loss) from continuing operations before income taxes	$(14,370)	$(2,488)	$34,062

Depreciation and Amortization
Wholesale	$2,424	$2,455	$2,410
Retail	4,850	5,502	5,750
Corporate and other	2,644	2,184	1,883
Discontinued operations	-	-	1,266
Consolidated	$9,918	$10,141	$11,309

Capital Expenditures
Wholesale	$1,108	$2,295	$5,509
Retail	2,759	9,877	10,549
Corporate and other	1,344	5,317	5,238
Consolidated	$5,211	$17,489	$21,296

Identifiable Assets
Wholesale	$88,533	$99,004	$125,433
Retail	158,084	166,604	162,222
Corporate and Other	94,553	104,816	118,618
Consolidated	$341,170	$370,424	$406,273

See Note 20 for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

20. Revenue Recognition

Disaggregated revenue information for sales of furniture and accessories by product category for fiscal years 2024, 2023 and 2022, excluding intercompany transactions between our segments, is as follows:

	2024				2023				2022
	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other	Total
Bassett Custom Upholstery	$79,344	$111,943	$-	$191,287	$89,005	$134,000	$-	$223,005	$124,565	$163,755	$-	$288,320
Bassett Leather	15,705	4,990	-	20,695	26,701	1,951	-	28,652	35,953	1,707	-	37,660
Bassett Custom Wood	14,075	32,201	-	46,276	17,357	36,732	-	54,089	22,534	43,208	-	65,742
Bassett Casegoods	11,317	26,179	-	37,496	12,329	32,252	-	44,581	15,628	40,146	-	55,774
Accessories, mattresses and other (1)	-	29,250	4,919	34,169	-	31,005	8,804	39,809	-	36,303	1,802	38,105
Consolidated Furniture and Accessories revenue	$120,441	$204,563	$4,919	$329,923	$145,392	$235,940	$8,804	$390,136	$198,680	$285,119	$1,802	$485,601

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)	Beginning with the fourth quarter of fiscal 2022, our Corporate and other reconciling category includes the sales of Noa Home, which was acquired on September 2, 2022 (see Note 3).

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2024 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2024, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Bassett Furniture Industries, Incorporated and subsidiaries’ internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Bassett Furniture Industries, Incorporated and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2024 and November 25, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended November 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 10, 2025 expressed an unqualified opinion thereon.

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

February 10, 2025

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

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant's securities by directors, senior management, and employees. A copy of the insider trading policy is filed as an exhibit to this Annual Report.

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

Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 30, 2024, November 25, 2023 and November 26, 2022; Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42); Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting (PCAOB ID 42).

	(2)	Financial Statement Schedule:

Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 30, 2024, November 25, 2023 and November 26, 2022

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

		*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers is incorporated herein by reference to Exhibit 10M to Form 10-K filed with the SEC on January 31, 2022.

		*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

		*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

		*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

*10Q.	Form of Indemnity Agreement incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 18, 2022.

19.	Insider Trading Policy

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.	Bassett Furniture Industries, Incorporated, Clawback Policy incorporated by reference to Exhibit 97 to Form 10-K filed with the SEC on January 25, 2024.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Management contract or compensatory plan or arrangement of the Company.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: February 10, 2025
Robert H. Spilman, Jr. President and Chief Executive Officer Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Emma S. Battle	Date: February 10, 2025
Emma S. Battle Director

By:	/s/ John R. Belk	Date: February 10, 2025
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: February 10, 2025
Kristina K. Cashman Director

By:	/s/ Virginia W. Hamlet	Date: February 10, 2025
Virginia W. Hamlet Director

By:	/s/ J. Walter McDowell	Date: February 10, 2025
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: February 10, 2025
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: February 10, 2025
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: February 10, 2025
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule  II

Analysis of Valuation and Qualifying Accounts

For the Years Ended November 30, 2024, November 25, 2023 and November 26, 2022

(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other	Balance End of Period
For the Year Ended November 26, 2022:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$567	$761	$(67)	$-	$1,261

Notes receivable valuation reserves	$359	$-	$(359)	$-	$-

Income tax valuation allowance	$-	$1,339	$-	$-	$1,339

For the Year Ended November 25, 2023:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$1,261	$219	$(945)	$-	$535

Income tax valuation allowance	$1,339	$452	$-	$-	$1,791

For the Year Ended November 30, 2024:
Reserve deducted from assets to which it applies

Allowance for doubtful accounts	$535	$624	$(62)	$-	$1,097

Income tax valuation allowance	$1,791	$473	$-	$-	$2,264

(1) Deductions are for the purpose for which the reserve was created.