Form 10-Q
period 2025-03-01
BASSETT FURNITURE INDUSTRIES INC
filed 2025-04-03
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _______________________

Commission File No.000-00209

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

At March 28, 2025 8,704,115 shares of common stock of the Registrant were outstanding.

1 of 32

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE
PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of March 1, 2025 (unaudited) and November 30, 2024 and for the three months ended March 1, 2025 (unaudited) and March 2, 2024 (unaudited)	3

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Statements of Comprehensive Income (Loss)	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

3.	Quantitative and Qualitative Disclosures About Market Risk	29

4.	Controls and Procedures	29

PART II - OTHER INFORMATION

1.	Legal Proceedings	30

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	30

3.	Defaults Upon Senior Securities	30

5.	Other Information	30

6.	Exhibits	31

2 of 32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MARCH 1, 2025 AND MARCH 2, 2024 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	March 1, 2025	March 2, 2024

Net sales of furniture and accessories	$82,162	$86,554
Cost of furniture and accessories sold	35,332	38,687
Gross profit	46,830	47,867

Selling, general and administrative expenses	44,375	50,224
Income (loss) from operations	2,455	(2,357)

Interest income	559	756
Other loss, net	(459)	(104)
Income (loss) before income taxes	2,555	(1,705)

Income tax expense (benefit)	701	(512)

Net income (loss)	$1,854	$(1,193)

Basic earnings (loss) per share	$0.21	$(0.14)

Diluted earnings (loss) per share	$0.21	$(0.14)

Regular dividends per share	$0.20	$0.18

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 32

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED MARCH 1, 2025 AND MARCH 2, 2024 – UNAUDITED

(In thousands)

	Quarter Ended
	March 1, 2025	March 2, 2024

Net income (loss)	$1,854	$(1,193)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	(225)
Income taxes related to foreign currency translation adjustments	-	58
Amortization associated with
Long Term Cash Awards (LTCA)	16	15
Income taxes related to LTCA	(4)	(4)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	-	(6)
Income taxes related to SERP	-	1

Other comprehensive income (loss), net of tax	12	(161)

Total comprehensive income (loss)	$1,866	$(1,354)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 32

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 1, 2025 AND NOVEMBER 30, 2024

(In thousands)

	(Unaudited)
	March 1, 2025	November 30, 2024
Assets
Current assets
Cash and cash equivalents	$36,062	$39,551
Short-term investments	20,360	20,360
Accounts receivable, net	14,218	13,181
Inventories	58,103	54,965
Recoverable income taxes	4,240	4,240
Other current assets	9,857	9,242
Total current assets	142,840	141,539

Property and equipment, net	75,408	77,047

Deferred income taxes	6,280	6,867
Goodwill and other intangible assets	14,170	14,185
Right of use assets under operating leases	89,413	93,624
Other	7,675	7,908
Total long-term assets	117,538	122,584
Total assets	$335,786	$341,170

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,682	$13,303
Accrued compensation and benefits	6,721	6,898
Customer deposits	25,352	25,742
Current portion operating lease obligations	18,141	18,050
Other current liabilites and accrued expenses	8,841	9,410
Total current liabilities	73,737	73,403

Long-term liabilities
Post employment benefit obligations	10,958	10,882
Long-term portion of operating lease obligations	83,371	88,395
Other long-term liabilities	922	1,163
Total long-term liabilities	95,251	100,440

Stockholders’ equity
Common stock	43,462	43,681
Retained earnings	122,555	122,847
Additional paid-in capital	-	6
Accumulated other comprehensive income	781	793
Total stockholders' equity	166,798	167,327
Total liabilities and stockholders’ equity	$335,786	$341,170

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 32

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 1, 2025 AND MARCH 2, 2024 – UNAUDITED

(In thousands)

	Three Months Ended
	March 1, 2025	March 2, 2024
Operating activities:
Net income (loss)	$1,854	$(1,193)
Adjustments to reconcile net income (loss) to net cash provided by(used in) operating activities:
Depreciation and amortization	2,246	2,664
Deferred income taxes	587	(922)
Other, net	454	302
Changes in operating assets and liabilities:
Accounts receivable	(1,037)	(206)
Inventories	(3,138)	25
Other current assets	(615)	(3,167)
Right of use assets under operating leases	4,211	4,375
Customer deposits	(390)	(24)
Accounts payable and other liabilities	709	(3,374)
Obligations under operating leases	(4,933)	(6,219)
Net cash used in operating activities	(52)	(7,739)

Investing activities:
Purchases of property and equipment	(871)	(2,076)
Other	(11)	(270)
Net cash used in investing activities	(882)	(2,346)

Financing activities:
Cash dividends	(1,734)	(1,573)
Other issuance of common stock	80	86
Repurchases of common stock	(721)	-
Taxes paid related to net share settlement of equity awards	(136)	(161)
Repayments of finance lease obligations	(44)	(74)
Net cash used in financing activities	(2,555)	(1,722)
Effect of exchange rate changes on cash and cash equivalents	-	9
Change in cash and cash equivalents	(3,489)	(11,798)
Cash and cash equivalents - beginning of period	39,551	52,407
		.
Cash and cash equivalents - end of period	$36,062	$40,609

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
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

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ended November 30, 2024 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 13 weeks of operations for the three months ended March 1, 2025 as compared with 14 weeks included in the three months ended March 2, 2024.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended March 1, 2025 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2024.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 27.4% for the three months ended March 1, 2025. The effective rate for the three months ended March 1, 2025 differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Our effective tax rate was 30.0% for the three months ended March 2, 2024. The effective rate for the three months ended March 2, 2024 differs from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home Inc. (“Noa Home”), the effects of state income taxes and various permanent differences.

Non-cash Investing and Financing Activity

During the three months ended March 1, 2025 and March 2, 2024, $0 and $3,044, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

7 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
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

Investments

Our short-term investments of $20,360 at both March 1, 2025 and November 30, 2024 consisted of CDs. At March 1, 2025, the CDs had original terms averaging seven months, bearing interest at rates ranging from 0.7% to 5.15% and the weighted average remaining time to maturity was approximately five months and the weighted average yield of the CDs was approximately 3.9%. Each CD is placed with a federally insured financial institution and, except as noted below, all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at March 1, 2025 and November 30, 2024 approximates their fair value.

Our investment in CDs at March 1, 2025 and November 30, 2024 includes one CD in the amount of $2,500 which was placed with a financial institution that provides merchant services for our retail segment. This CD has been pledged as security for the merchant services agreement. The CD has a six-month term maturing in April 2025 and an interest rate of 2.0%. The requirement to maintain the pledge will be reassessed prior to the end of fiscal 2025, therefore the CD is classified as a current asset with our other CDs. This CD is in excess of the $250 Federal deposit insurance limit.

4. Accounts Receivable

Accounts receivable consists of the following:

	March 1, 2025	November 30, 2024
Gross accounts receivable	$14,715	$14,278
Allowance for doubtful accounts	(497)	(1,097)
Accounts receivable, net	$14,218	$13,181

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

Activity in the allowance for credit losses for the three months ended March 1, 2025 was as follows:

2025

Balance at November 30, 2024	$1,097
Additions charged to expense	18
Write-offs against allowance	(618)
Balance at March 1, 2025	$497

Substantially all of the accounts receivable written off against the reserve during the three months ended March 1, 2025 originated during fiscal 2024.

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
MARCH 1, 2025
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

Inventories were comprised of the following:

	March 1, 2025	November 30, 2024
Wholesale finished goods	$25,680	$24,841
Work in process	566	519
Raw materials and supplies	16,602	14,921
Retail merchandise	32,637	31,744
Total inventories on first-in, first-out method	75,485	72,025
LIFO adjustment	(11,803)	(11,665)
Reserve for excess and obsolete inventory	(5,579)	(5,395)
	$58,103	$54,965

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2024	$4,158	$1,237	$5,395
Additions charged to expense	365	161	526
Write-offs	(192)	(150)	(342)
Balance at March 1, 2025	$4,331	$1,248	$5,579

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2025 and do not anticipate that our methodology is likely to change in the future.

9 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
(Dollars in thousands except share and per share data)

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	March 1, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(408)	$104

Intangibles not subject to amortization:
Trade names			6,849
Goodwill			7,217
Total goodwill and other intangible assets			$14,170

	November 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(392)	$120

Intangibles not subject to amortization:
Trade names			6,848
Goodwill			7,217
Total goodwill and other intangible assets			$14,185

There were no changes in the carrying amounts of goodwill during the three months ended March 1, 2025.

The carrying amounts of goodwill by reportable segment, including accumulated impairment losses, at both March 1, 2025 and November 30, 2024 were as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Corporate and other	5,409	(5,409)	-

Total goodwill	$16,523	$(9,306)	$7,217

Amortization expense associated with intangible assets during the three months ended March 1, 2025 and March 2, 2024 was as follows:

	Quarter Ended
	March 1, 2025	March 2, 2024

Intangible asset amortization expense	$14	$14

10 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Estimated future amortization expense for intangible assets that exist at March 1, 2025 is as follows:

Remainder of fiscal 2025	$43
Fiscal 2026	57
Fiscal 2027	4
Fiscal 2028	-
Fiscal 2029	-
Fiscal 2030	-
Total	$104

7. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At March 1, 2025, we had $5,682 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at March 1, 2025, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. Had we been required to test those ratios, we would not have been in full compliance. Consequently, our availability under the Credit Facility is currently limited to an additional $2,568.

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $5,600 and $5,557 as of March 1, 2025 and November 30, 2024, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five management employees in the amount of $400 each. We are accounting for the LTC Awards as a defined benefit pension plan. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,381 and $1,360 as of March 1, 2025 and November 30, 2024, respectively.

11 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
(Dollars in thousands except share and per share data)

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	March 1, 2025	November 30, 2024
Accrued compensation and benefits	$792	$792
Post employment benefit obligations	6,189	6,085
Total pension liability	$6,981	$6,877

Components of net periodic pension costs for our defined benefit plans for the three months ended March 1, 2025 and March 2, 2024 are as follows:

	Quarter Ended
	March 1, 2025	March 2, 2024
Service cost	$4	$3
Interest cost	81	98
Amortization of prior service costs	-	25
Amortization of loss	(16)	(16)
Net periodic pension cost	$69	$110

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,560 and $1,568 as of March 1, 2025 and November 30, 2024, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $3,540 and $3,486 as of March 1, 2025 and November 30, 2024, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	March 1, 2025	November 30, 2024
Accrued compensation and benefits	$330	$330
Post employment benefit obligations	4,770	4,724
Total deferred compensation liability	$5,100	$5,054

We recognized expense under our deferred compensation arrangements during the three months ended March 1, 2025 and March 2, 2024 as follows:

	Quarter Ended
	March 1, 2025	March 2, 2024
Deferred compensation expense	$34	$455

12 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
(Dollars in thousands except share and per share data)

9. Restructuring

In the fourth quarter of fiscal 2024 we recognized a restructuring charge of $440 representing accrued severance pay for certain affected employees. At March 1, 2025 and November 30, 2024, $69 and $432, respectively, of the accrual remained in other current liabilities. The remainder is expected to be paid out by the end of the second quarter of fiscal 2025.

10. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under licensee lease obligation guarantees in the amounts of $4,885 and $5,131 at March 1, 2025 and November 30, 2024, respectively. The remaining term under these lease guarantees extends for six years.

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of these lease guarantees (an estimate of the cost to the Company to perform on the guarantee) at March 1, 2025 and November 30, 2024 was not material.

13 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
(Dollars in thousands except share and per share data)

11. Earnings (Loss) Per Share

The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Net Income (Loss) Per Share
For the quarter ended March 1, 2025:

Basic earnings per share	$1,854	8,678,770	$0.21
Add effect of dilutive securities:
Restricted shares	-	27,665	-
Diluted earnings per share	$1,854	8,706,435	$0.21

For the quarter ended March 2, 2024:

Basic loss per share	$(1,193)	8,740,637	$(0.14)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share	$(1,193)	8,740,637	$(0.14)

*Due to the net loss for the period, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three months ended March 1, 2025 and March 2, 2024, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	March 1, 2025	March 2, 2024

Unvested shares	-	61,413

14 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the period ended March 2, 2024, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022, subsequently closed during fiscal 2024 and substantially liquidated as of November 30, 2024. All sales reported in our Corporate and other category during fiscal 2024 were attributable to Noa Home, which generated substantially all of its sales outside of the United States.

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

15 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended
	March 1, 2025	March 2, 2024
Sales Revenue
Wholesale sales of furniture and accessories	$52,927	$54,700
Less: Sales to retail segment	(24,059)	(23,762)
Wholesale sales to external customers	28,868	30,938
Retail sales of furniture and accessories	53,294	53,754
Corporate and other - Noa Home	-	1,862
Consolidated net sales of furniture and accessories	$82,162	$86,554

Income (Loss) before Income Taxes:
Income (loss) from operations:
Wholesale	$8,685	$6,760
Retail - Company-owned stores	(48)	(1,612)
Net expenses - Corporate and other	(6,226)	(7,595)
Inter-company elimination	44	90
Consolidated income (loss) from operations	2,455	(2,357)

Interest income	559	756
Other loss, net	(459)	(104)
Consolidated income (loss) before income taxes	$2,555	$(1,705)

Depreciation and Amortization
Wholesale	$590	$619
Retail - Company-owned stores	1,010	1,380
Corporate and other	646	665
Consolidated	$2,246	$2,664

Capital Expenditures
Wholesale	$753	$163
Retail - Company-owned stores	69	1,333
Corporate and other	48	580
Consolidated	$870	$2,076

	As of	As of
Identifiable Assets	March 1, 2025	November 30, 2024
Wholesale	$90,593	$88,533
Retail - Company-owned stores	154,454	158,084
Corporate and other	90,739	94,553
Consolidated	$335,786	$341,170

See Note 13, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

16 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
(Dollars in thousands except share and per share data)

13. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $25,352 and $25,742 as of March 1, 2025 and November 30, 2024, respectively. Substantially all of the customer deposits held as of November 30, 2024 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the three months ended March 1, 2025.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At March 1, 2025 and November 30, 2024, our balance of prepaid commissions included in other current assets was $2,805 and $2,928, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three months ended March 1, 2025 and March 2, 2024, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	March 1, 2025				March 2, 2024
	Wholesale	Retail	Corporate & Other	Total	Wholesale	Retail	Corporate & Other (2)	Total
Bassett Custom Upholstery	$18,849	$29,494	$-	$48,343	$20,375	$29,803	$-	$50,178
Bassett Leather	4,112	1,927	-	6,039	3,955	827	-	4,782
Bassett Custom Wood	3,308	7,706	-	11,014	3,751	8,198	-	11,949
Bassett Casegoods	2,599	6,652	-	9,251	2,857	7,385	-	10,242
Accessories, mattresses and other (1)	-	7,515	-	7,515	-	7,541	1,862	9,403
Consolidated net sales of furniture and accessories	$28,868	$53,294	$-	$82,162	$30,938	$53,754	$1,862	$86,554

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)	Corporate and other for the three months ended March 2, 2024 includes the sales of Noa Home, which was closed during fiscal 2024 and substantially liquidated as of November 30, 2024.

17 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
(Dollars in thousands except share and per share data)

14. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three months ended March 1, 2025 and March 2, 2024:

	Quarter Ended
	March 1, 2025	March 2, 2024
Common Stock:

Beginning of period	$43,681	$43,842
Issuance of common stock	79	93
Purchase and retirement of common stock	(298)	(52)

End of period	$43,462	$43,883

Common Shares Issued and Outstanding:

Beginning of period	8,736,046	8,768,221
Issuance of common stock	15,735	18,488
Purchase and retirement of common stock	(59,647)	(10,360)

End of period	8,692,134	8,776,349

Additional Paid-in Capital:

Beginning of period	$6	$93
Issuance of common stock	2	(7)
Purchase and retirement of common stock	(148)	(109)
Stock based compensation	140	198

End of period	$-	$175

Retained Earnings:

Beginning of period	$122,847	$139,354
Net income (loss) for the period	1,854	(1,193)
Purchase and retirement of common stock	(411)	-
Cash dividends declared	(1,734)	(1,573)

End of period	$122,556	$136,588

Accumulated Other Comprehensive Income (Loss):

Beginning of period	$793	$152
Cumulative translation adjustments, net of tax	-	(167)
Amortization of pension costs, net of tax	(12)	7

End of period	$781	$(8)

The balance of cumulative translation adjustments, net of tax, was zero at both March 1, 2025 and November 30, 2024.

18 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MARCH 1, 2025
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

19 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe-harbor, forward-looking statements:

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aims” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•

fluctuations in the cost and availability of raw materials, fuel, labor, delivery costs and sourced products, including those which may result from supply chain disruptions and shortages and the imposition of new or increased tariffs, retaliatory tariffs, duties and trade limitations with respect to foreign-sourced products

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

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

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

20 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2024 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 13 weeks of operations for the quarter ended March 1, 2025 as compared to 14 weeks included in the quarter ended March 2, 2024.

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 123-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

Approximately 60% of our wholesale sales arise from our network of 87 Company-owned and licensee-owned Bassett Home Furnishings (“BHF”) stores. Our store program is designed to provide a single source home furnishings retail store with a unique combination of stylish, quality furniture and accessories with a high level of customer service. The stores highlight our custom furniture design and manufacturing capabilities, free in-home or virtual design visits (“home makeovers”) and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Salespeople are referred to as “Design Consultants” and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home or virtual design services for our customers.

Bassett also has a significant traditional wholesale business with more than 1,000 open market accounts. Most of the open market sales are through Bassett Design Centers and Bassett Custom Studios which function as a store within a multi-line store featuring the Company’s custom furniture capabilities. The wholesale business, including the Lane Venture outdoor brand, also services general furniture stores and a growing number of interior design firms through network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. We know that we are driving a significant percentage of the retail foot traffic to our store network and our open market customers through engagement with www.bassettfurniture.com. Although e-commerce sales continue to be small in relation to in-store sales, we are pleased that we have seen a greater than 20% e-commerce sales increase since the middle of 2024. We will continue to invest in ongoing improvements to the aesthetics and user experience that we provide on our website.

During the fourth quarter of fiscal 2022 we acquired Noa Home Inc. (“Noa Home”). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home had operations in Canada, Australia, Singapore and the United Kingdom. After nearly two years of operating losses, we concluded during the second quarter of 2024 that Noa Home was not likely to achieve profitability at any time in the foreseeable future and decided to cease operations by selling the inventory in an orderly fashion. As of November 30, 2024, we had substantially completed the liquidation of Noa Home’s assets and liabilities.

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

21 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Results of Operations – Period ended March 1, 2025 compared with the period ended March 2, 2024:

Consolidated results of operations for the three months ended March 1, 2025 and March 2, 2024 are as follows:

	Quarter Ended*				Change
	March 1, 2025		March 2, 2024		Dollars	Percent

Net sales of furniture and accessories	$82,162	100.0%	$86,554	100.0%	$(4,392)	-5.1%
Cost of furniture and accessories sold	35,332	43.0%	38,687	44.7%	(3,355)	-8.7%
Gross profit	46,830	57.0%	47,867	55.3%	(1,037)	-2.2%
SG&A expenses	44,375	54.0%	50,224	58.0%	(5,849)	-11.6%

Income (loss) from operations	$2,455	3.0%	$(2,357)	-2.7%	$4,812	N/M

*13 weeks for fiscal 2025 as compared with 14 weeks for fiscal 2024.

Analysis of Quarterly Results:

Total sales revenue for the three months ended March 1, 2025 decreased $4,392 or 5.1% from the prior year period due primarily to the additional week in the prior year quarter. Normalizing the first fiscal quarter of 2024 to adjust for the additional week, sales revenue for the first quarter of fiscal 2025 increased $1,790 or 2.2%.

Gross margins for the three months ended March 1, 2025 increased 170 basis points over the prior year period primarily due to improved margins in the wholesale segment.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended March 1, 2025 decreased 150 basis points from 2024 primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024.

22 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the period ended March 2, 2024, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022, subsequently closed during fiscal 2024 and substantially liquidated as of November 30, 2024. All sales reported in our Corporate and other category during fiscal 2024 were attributable to Noa Home, which generated substantially all of its sales outside of the United States.

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

23 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
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

	Quarter Ended March 1, 2025
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$52,927	$53,294	$-	$(24,059)	(1)	$-	$-	$82,162
Cost of furniture and accessories sold	34,191	24,937	-	(23,796)	(2)	-	-	35,332
Gross profit	18,736	28,357	-	(263)		-	-	46,830
SG&A expense	10,051	28,405	6,226	(307)	(3)	-	-	44,375
Income (loss) from operations	8,685	(48)	(6,226)	44		-	-	2,455
Interest income	-	-	-	-		-	559	559
Other loss, net	-	-	-	-		-	(459)	(459)
Income (loss) before income taxes	$8,685	$(48)	$(6,226)	$44		$-	$100	$2,555

	Quarter Ended March 2, 2024
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$54,700	$53,754	$1,862	$(23,762)	(1)	$-	$-	$86,554
Cost of furniture and accessories sold	36,709	24,741	809	(23,572)	(2)	-	-	38,687
Gross profit	17,991	29,013	1,053	(190)		-	-	47,867
SG&A expense	11,231	30,625	8,648	(280)	(3)	-	-	50,224
Income (loss) from operations	6,760	(1,612)	(7,595)	90		-	-	(2,357)
Interest income	-	-	-	-		-	756	756
Other loss, net	-	-	-	-		-	(104)	(104)
Income (loss) before income taxes	$6,760	$(1,612)	$(7,595)	$90		$-	$652	$(1,705)

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.

24 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three months ended March 1, 2025 and March 2, 2024 are as follows:

	Quarter Ended*				Change
	March 1, 2025		March 2, 2024		Dollars	Percent

Net sales	$52,927	100.0%	$54,700	100.0%	$(1,773)	-3.2%
Gross profit (1)	18,736	35.4%	17,991	32.9%	745	4.1%
SG&A expenses	10,051	19.0%	11,231	20.5%	(1,180)	-10.5%
Income from operations	$8,685	16.4%	$6,760	12.4%	$1,925	28.5%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*13 weeks for fiscal 2025 as compared with 14 weeks for fiscal 2024.

Wholesale sales by major product category are as follows:

	Quarter Ended*
	March 1, 2025				March 2, 2024				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$18,849	$15,561	$34,410	65.0%	$20,375	$14,767	$35,142	64.2%	$(732)	-2.1%
Bassett Leather	4,112	632	4,744	9.0%	3,955	535	4,490	8.2%	254	5.7%
Bassett Custom Wood	3,308	4,166	7,474	14.1%	3,751	4,892	8,643	15.8%	(1,169)	-13.5%
Bassett Casegoods	2,599	3,700	6,299	11.9%	2,857	3,568	6,425	11.7%	(126)	-2.0%
Total	$28,868	$24,059	$52,927	100.0%	$30,938	$23,762	$54,700	100.0%	$(1,773)	-3.2%

*13 weeks for fiscal 2025 as compared with 14 weeks for fiscal 2024.

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended March 1, 2025 decreased $1,773 or 3.2% from the prior year period due primarily to the additional week in the prior year quarter. Normalizing the first fiscal quarter of 2024 to adjust for the additional week, sales revenue for the first quarter of fiscal 2025 increased $2,134 or 4.2%, consisting of a 6.1% increase in shipments to our retail store network, a 2.2% decrease in shipments to the open market, and an 11% increase in Lane Venture shipments. Gross margins for the three months ended March 1, 2025 increased 250 basis points over the prior year due primarily to improved margins in our Bassett Custom Upholstery business from manufacturing efficiency gains, increased margins in our Lane Venture operations due to improved customer mix and improved margins in the Bassett Leather business. SG&A expenses as a percentage of sales decreased 150 basis points primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024.

Wholesale Backlog

Wholesale backlog at March 1, 2025 was $19,515 as compared to $21,750 at November 30, 2024 and $19,491 at March 2, 2024.

25 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended March 1, 2025 and March 2, 2024 are as follows:

	Quarter Ended*				Change
	March 1, 2025		March 2, 2024		Dollars	Percent

Net sales	$53,294	100.0%	$53,754	100.0%	$(460)	-0.9%
Gross profit (1)	28,357	53.2%	29,013	54.0%	(656)	-2.3%
SG&A expenses	28,405	53.3%	30,625	57.0%	(2,220)	-7.2%
Loss from operations	$(48)	-0.1%	$(1,612)	-3.0%	$1,564	-97.0%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*13 weeks for fiscal 2025 as compared with 14 weeks for fiscal 2024.

Retail sales by major product category are as follows:

	Quarter Ended*				Change
	March 1, 2025		March 2, 2024		Dollars	Percent

Bassett Custom Upholstery	$29,494	55.3%	$29,803	55.4%	$(309)	-1.0%
Bassett Leather	1,927	3.6%	827	1.5%	1,100	133.0%
Bassett Custom Wood	7,706	14.5%	8,198	15.3%	(492)	-6.0%
Bassett Casegoods	6,652	12.5%	7,385	13.7%	(733)	-9.9%
Accessories, mattresses and other (1)	7,515	14.1%	7,541	14.0%	(26)	-0.3%
Total	$53,294	100.0%	$53,754	100.0%	$(460)	-0.9%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*13 weeks for fiscal 2025 as compared with 14 weeks for fiscal 2023.

Analysis of Quarterly Results - Retail

Net sales for the three months ended March 1, 2025 decreased $460 or 0.9% from the prior year period. Written sales (the value of sales orders taken but not delivered) declined 2.1% from the first quarter of 2024. Normalizing the first fiscal quarter of 2024 to adjust for the additional week, sales revenue for the first quarter of fiscal 2025 increased $3,380 or 6.8% over the prior year period while written sales increased 5.4%. Gross margin for the three months ended March 1, 2025 declined 80 basis points over the prior period due to lower margins for both in-line and clearance goods as we have become slightly more aggressive in cycling through unproductive inventory. SG&A expenses as a percentage of sales for the three months ended March 1, 2025 decreased 370 basis points primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024 coupled with lower advertising and marketing costs and efficiency gains in our warehouse and delivery operation.

Retail Backlog

Retail backlog at March 1, 2025 was $36,143 compared to $37,053 at November 30, 2024 and $31,307 at March 2, 2024.

26 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions along with any operating segments that do not meet the requirements to be reportable segments. Therefore, prior to fiscal 2025, Noa Home was included within the Corporate and other reconciling category and accounted for all of the sales and gross profit within this reconciling category. Revenues, costs and expenses of Corporate and other for the periods ended March 1, 2025 and March 2, 2024 are as follows:

	Quarter Ended*		Change
	March 1, 2025	March 2, 2024	Dollars	Percent

Net sales	$-	$1,862	$(1,862)	-100.0%
Gross profit	-	1,053	(1,053)	-100.0%
SG&A expenses	6,226	8,648	(2,422)	-28.0%
Net expenses	$(6,226)	$(7,595)	$1,369	-18.0%

*40 weeks for fiscal 2024 as compared with 39 weeks for fiscal 2023.

Analysis of Quarterly Results – Corporate and Other

Sales and gross profit declined from the prior year period due to the closure and liquidation of Noa Home during fiscal 2024. The $2,422 decrease in SG&A expenses was primarily due to closure of Noa Home and decreased corporate overhead spending from better expense management, including the benefit of cost reductions implemented during the second half of fiscal 2024.

Other Items Affecting Net Income (Loss)

Interest Income

Interest income for the three months ended March 1, 2025 was $559 compared to $756 for the three months ended March 2, 2024. The decline from the prior year period is primarily due to lower balances of interest-bearing cash and cash equivalents, as well as lower average rates earned on our cash and cash equivalents and investments in CDs compared to the preceding year.

Other Loss, Net

Other loss, net, for the three months ended March 1, 2025 was $459 compared to $104 for the three months ended March 2, 2024. The net change from the prior year period was primarily due to higher costs associated with Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 27.4% for the three months ended March 1, 2025. The effective rate for the three months ended March 1, 2025 differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Our effective tax rate was 30.0% for the three months ended March 2, 2024. The effective rate for the three months ended March 2, 2024 differs from the federal statutory rate of 21% primarily due to increases in the valuation allowance placed on deferred tax assets associated with Noa Home, the effects of state income taxes and various permanent differences.

27 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the first quarter of fiscal 2025 was $52 compared to cash used in operations of $7,739 for the first quarter of fiscal 2024, representing an improvement of $7,687 in cash flows from operations. This increase was primarily the result of improved operating income and changes in working capital due to the timing impact of expenditures as a result of an additional week in the first quarter of 2024.

Our overall cash position declined $3,489 during the first quarter of 2025. During the first quarter of fiscal 2025, we spent $871 on purchases of property and equipment. We also paid $1,734 in dividends during the first quarter of 2025. We repurchased $721 of shares under our stock repurchase program during the first quarter of 2025 compared to no repurchases in the prior year period. We expect capital expenditures for the full year to range from $8 million to $12 million. As of March 1, 2025, $19,682 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $56,422 on hand at March 1, 2025, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

On May 15, 2024, we entered into the Credit Facility with our bank. This Credit Facility provides for a line of credit of up to $25,000. At March 1, 2025, we had $5,682 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio not to exceed 3.35 times.

Since our used commitment was less than $8,250 at March 1, 2025, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. Had we been required to test those ratios, we would not have been in full compliance. Consequently, our availability under the Credit Facility is currently limited to an additional $2,568.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease local delivery trucks used in our retail segment. The present value of our obligations for leases with terms in excess of one year at March 1, 2025 is $101,742 and is included in our accompanying condensed consolidated balance sheet at March 1, 2025. We were contingently liable under licensee lease obligation guarantees in the amount of $4,885 at March 1, 2025. The remaining terms under these lease guarantees extend for six years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $23,969 at March 1, 2025.

28 of 32

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of March 1, 2025.

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations in fiscal 2025.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $23,969 at March 1, 2025 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $4,885 which we have guaranteed on behalf of certain licensees as of March 1, 2025 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At March 1, 2025, the unamortized balance of such right-of-use assets used in continuing operations totaled $89,307. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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
MARCH 1, 2025
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended March 1, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

December 1, 2024 - January 4, 2025	24,522	$14.39	24,522	$20,051
January 5, 2025 - February 1, 2025	22,810	$13.96	12,975	$19,868
February 2, 2025 - March 1, 2025	12,315	$15.12	12,315	$19,682

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At March 1, 2025, $19,682 remained available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c)

During the fiscal quarter ended March 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

30 of 32

PART II - OTHER INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES
MARCH 1, 2025
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
April 3, 2025

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
April 3, 2025

32 of 32