Form 10-Q
period 2025-05-31
BASSETT FURNITURE INDUSTRIES INC
filed 2025-07-10
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

At July 3, 2025 8,689,582 shares of common stock of the Registrant were outstanding.

1 of 35

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 31, 2025 (unaudited) and November 30, 2024 and for the three and six months ended May 31, 2025 (unaudited) and June 1, 2024 (unaudited)

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	31

4.	Controls and Procedures	32

	PART II - OTHER INFORMATION

1.	Legal Proceedings	33

2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	33

3.	Defaults Upon Senior Securities	33

5.	Other Information	33

6.	Exhibits	33

2 of 35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MAY 31, 2025 AND JUNE 1, 2024 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024

Net sales of furniture and accessories	$84,348	$83,410	$166,510	$169,964
Cost of furniture and accessories sold	37,439	39,650	72,771	78,337
Gross profit	46,909	43,760	93,739	91,627

Selling, general and administrative expenses	44,412	46,707	88,787	96,931
Asset impairment charges	-	5,515	-	5,515
Income (loss) from operations	2,497	(8,462)	4,952	(10,819)

Interest income	521	627	1,080	1,383
Other loss, net	(422)	(276)	(881)	(380)
Income (loss) before income taxes	2,596	(8,111)	5,151	(9,816)

Income tax expense (benefit)	678	(910)	1,379	(1,422)

Net income (loss)	$1,918	$(7,201)	$3,772	$(8,394)

Basic earnings (loss) per share	$0.22	$(0.82)	$0.43	$(0.96)

Diluted earnings (loss) per share	$0.22	$(0.82)	$0.43	$(0.96)

Regular dividends per share	$0.20	$0.18	$0.40	$0.34

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED MAY 31, 2025 AND JUNE 1, 2024 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024

Net income (loss)	$1,918	$(7,201)	$3,772	$(8,394)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	(9)	-	(234)
Income taxes related to foreign currency translation adjustments	-	2	-	60
Amortization associated with Long Term Cash Awards (LTCA)	-	15	-	30
Income taxes related to LTCA	-	(4)	-	(8)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	(16)	(5)	(32)	(11)
Income taxes related to SERP	4	2	8	3

Other comprehensive income (loss), net of tax	(12)	1	(24)	(160)

Total comprehensive income (loss)	$1,906	$(7,200)	$3,748	$(8,554)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2025 AND NOVEMBER 30, 2024

(In thousands)

	(Unaudited)
	May 31, 2025	November 30, 2024
Assets
Current assets
Cash and cash equivalents	$39,433	$39,551
Short-term investments	20,385	20,360
Accounts receivable, net	12,883	13,181
Inventories	59,362	54,965
Recoverable income taxes	4,607	4,240
Other current assets	7,523	9,242
Total current assets	144,193	141,539

Property and equipment, net	75,088	77,047

Deferred income taxes	5,493	6,867
Goodwill	7,217	7,217
Intangible assets	6,939	6,968
Right of use assets under operating leases	84,877	93,624
Other	7,526	7,908
Total long-term assets	112,052	122,584
Total assets	$331,333	$341,170

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,533	$13,303
Accrued compensation and benefits	7,798	6,898
Customer deposits	24,029	25,742
Current portion operating lease obligations	19,702	18,050
Other current liabilites and accrued expenses	8,462	9,410
Total current liabilities	74,524	73,403

Long-term liabilities
Post employment benefit obligations	10,814	10,882
Long-term portion of operating lease obligations	78,116	88,395
Other long-term liabilities	1,103	1,163
Total long-term liabilities	90,033	100,440

Stockholders’ equity
Common stock	43,410	43,681
Retained earnings	122,597	122,847
Additional paid-in capital	-	6
Accumulated other comprehensive income	769	793
Total stockholders' equity	166,776	167,327
Total liabilities and stockholders’ equity	$331,333	$341,170

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 31, 2025 AND JUNE 1, 2024 – UNAUDITED

(In thousands)

	Six Months Ended
	May 31, 2025	June 1, 2024
Operating activities:
Net income (loss)	$3,772	$(8,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,478	5,291
Asset impairment charges	-	5,515
Inventory valuation charges	1,292	3,879
Deferred income taxes	1,374	(1,440)
Other, net	642	689
Changes in operating assets and liabilities:
Accounts receivable	298	241
Inventories	(5,689)	2,228
Recoverable income taxes and other current assets	1,352	(1,217)
Right of use assets under operating leases	8,474	8,707
Customer deposits	(1,713)	233
Accounts payable and other liabilities	978	(6,930)
Obligations under operating leases	(8,355)	(10,721)
Net cash provided by (used in) operating activities	6,903	(1,919)

Investing activities:
Purchases of property and equipment	(2,275)	(3,683)
Other	(74)	(383)
Net cash used in investing activities	(2,349)	(4,066)

Financing activities:
Cash dividends	(3,476)	(3,153)
Other issuance of common stock	165	179
Repurchases of common stock	(1,158)	(489)
Taxes paid related to net share settlement of equity awards	(136)	(161)
Repayments of finance lease obligations	(67)	(153)
Net cash used in financing activities	(4,672)	(3,777)
Effect of exchange rate changes on cash and cash equivalents	-	1
Change in cash and cash equivalents	(118)	(9,761)
Cash and cash equivalents - beginning of period	39,551	52,407
		.
Cash and cash equivalents - end of period	$39,433	$42,646

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have a controlling interest. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. As of and for the periods ended May 31, 2025 and June 1, 2024 and as of November 30, 2024 we have concluded that none of the evaluated entities represent VIEs.

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of operations net of estimates for returns and allowances. We exclude from revenues amounts collected from customers for sales tax.

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ended November 30, 2024 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 26 weeks of operations for the six months ended May 31, 2025 as compared with 27 weeks included in the six months ended June 1, 2024.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 31, 2025 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2024. Certain prior period amounts have been reclassified to conform to current period presentation.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.1% and 26.8% for the three and six months ended May 31, 2025, respectively. The effective rates for the three and six months ended May 31, 2025 differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

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

Supplemental Cash Flow Information

During the six months ended May 31, 2025 and June 1, 2024, $378 and $3,476, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

Taxes paid net of refunds received during the six months ended May 31, 2025 and June 1, 2024 was $383 and $48, respectively.

Interest paid during the six months ended May 31, 2025 and June 1, 2024 was $14 and $10, respectively.

7 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

Lessor Income

We receive lease income as the lessor on a small number of leased premises which we have subleased to other tenants. Sublease income for closed stores and warehouses is included in selling general and administrative expense in the accompanying condensed consolidated statements of operations and was $148 and $251 for the three and six months ended May 31, 2025, respectively, and $103 and $205 for the three and six months ended June 1, 2024. We also sublease one location to a licensee. This sublease income is included in other loss, net in the accompanying condensed consolidated statements of operations and was $114 and $228 for the three and six months ended May 31, 2025, respectively, and $114 and $228 for the three and six months ended June 1, 2024, respectively.

3. Financial Instruments and Investments

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit (CDs), accounts receivable, and accounts payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $20,385 and $20,360 at May 31, 2025 and November 30, 2024, respectively, consisted of CDs. At May 31, 2025, the CDs had original terms averaging seven months, bearing interest at rates ranging from 0.7% to 5.15% and the weighted average remaining time to maturity was approximately three months and the weighted average yield of the CDs was approximately 3.9%. Each CD is placed with a federally insured financial institution and, except as noted below, all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 31, 2025 and November 30, 2024 approximates their fair value.

Our investment in CDs at May 31, 2025 and November 30, 2024 includes one CD in the amount of $2,500 which was placed with a financial institution that provides merchant services for our retail segment. This CD has been pledged as security for the merchant services agreement. The CD has a six-month term maturing in October 2025 and an interest rate of 2.0%. The requirement to maintain the pledge will be reassessed prior to the end of fiscal 2025, therefore the CD is classified as a current asset with our other CDs. This CD is in excess of the $250 Federal deposit insurance limit.

4. Accounts Receivable

Accounts receivable consists of the following:

	May 31, 2025	November 30, 2024
Gross accounts receivable	$13,435	$14,278
Allowance for credit losses	(552)	(1,097)
Accounts receivable, net	$12,883	$13,181

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

8 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

Activity in the allowance for credit losses for the six months ended May 31, 2025 was as follows:

Balance at November 30, 2024	$1,097
Additions charged to expense	40
Write-offs against allowance	(585)
Balance at May 31, 2025	$552

Substantially all of the accounts receivable written off against the reserve during the three and six months ended May 31, 2025 originated during fiscal 2024.

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

Inventories were comprised of the following:

	May 31, 2025	November 30, 2024
Wholesale finished goods	$27,072	$24,841
Work in process	535	519
Raw materials and supplies	16,647	14,921
Retail merchandise	32,872	31,744
Total inventories on first-in, first-out method	77,126	72,025
LIFO adjustment	(11,950)	(11,665)
Reserve for excess and obsolete inventory	(5,814)	(5,395)
	$59,362	$54,965

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

9 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2024	$4,158	$1,237	$5,395
Additions charged to expense	966	326	1,292
Write-offs	(682)	(191)	(873)
Balance at May 31, 2025	$4,442	$1,372	$5,814

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2025 and do not anticipate that our methodology is likely to change in the future.

6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following:

	May 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(421)	$91

Intangibles not subject to amortization:
Trade names			6,848
Total intangible assets			$6,939
Goodwill			$7,217

	November 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Intangibles subject to amortization
Customer relationships	$512	$(392)	$120

Intangibles not subject to amortization:
Trade names			6,848
Total intangible assets			$6,968
Goodwill			$7,217

There were no changes in the carrying amounts of goodwill during the three and six months ended May 31, 2025 or June 1, 2024.

10 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

The carrying amounts of goodwill by reportable segment, including accumulated impairment losses, at both May 31, 2025 and November 30, 2024 were as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Corporate and other	5,409	(5,409)	-

Total goodwill	$16,523	$(9,306)	$7,217

Amortization expense associated with intangible assets during the three and six months ended May 31, 2025 and June 1, 2024 was as follows:

	Quarter Ended		Six Months Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024

Intangible asset amortization expense	$14	$14	$29	$28

Estimated future amortization expense for intangible assets that exist at May 31, 2025 is as follows:

Remainder of fiscal 2025	$29
Fiscal 2026	57
Fiscal 2027	5
Total	$91

7. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At May 31, 2025, we had $8,182 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at May 31, 2025, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $16,818.

11 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

8. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $5,578 and $5,557 as of May 31, 2025 and November 30, 2024, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five management employees in the amount of $400 each. We are accounting for the LTC Awards as a defined benefit pension plan. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,401 and $1,360 as of May 31, 2025 and November 30, 2024, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	May 31, 2025	November 30, 2024
Accrued compensation and benefits	$792	$792
Post employment benefit obligations	6,187	6,125
Total pension liability	$6,979	$6,917

Components of net periodic pension costs for our defined benefit plans for the three and six months ended May 31, 2025 and June 1, 2024 are as follows:

	Quarter Ended		Six Months Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Service cost	$4	$3	$8	$7
Interest cost	81	98	163	195
Amortization of prior service costs	-	25	-	51
Amortization of loss	(16)	(16)	(32)	(32)
Net periodic pension cost	$69	$110	$139	$221

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,584 and $1,601 as of May 31, 2025 and November 30, 2024, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $3,373 and $3,486 as of May 31, 2025 and November 30, 2024, respectively.

12 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	May 31, 2025	November 30, 2024
Accrued compensation and benefits	$330	$330
Post employment benefit obligations	4,627	4,757
Total deferred compensation liability	$4,957	$5,087

We recognized expense under our deferred compensation arrangements during the three and six months ended May 31, 2025 and June 1, 2024 as follows:

	Quarter Ended		Six Months Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Deferred compensation expense	$82	$171	$116	$626

9. Other Gains and Losses

Fiscal 2025

For the three and six months ended May 31, 2025, selling, general and administrative expenses include a gain of $698 for proceeds received from a business interruption insurance claim arising from the previously disclosed cybersecurity incident which occurred during the third quarter of fiscal 2024. $569 of the gain is allocated to our retail segment and $129 is allocated to our wholesale segment. These insurance proceeds are included in cash provided by operating activities in the accompanying condensed consolidated statement of cash flows for the six months ended May 31, 2025.

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
●

$1,901 for the impairment of long-lived assets at Noa Home. During the second quarter we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations. $1,827 of these charges are for the full impairment of the Noa Home trade name intangible asset, and $74 relates to the full impairment of customized software used in the Noa Home operations. All remaining Noa Home assets were substantially liquidated as of November 30, 2024.

Our estimates of the fair value of the impaired right-of-use assets included estimates of discounted cash flows based upon current market rents and other inputs which we consider to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurement and Disclosure.

Restructuring Reserve

In the fourth quarter of fiscal 2024 we recognized a restructuring charge of $440 representing accrued severance pay for certain affected employees. At May 31, 2025 and November 30, 2024, $0 and $432, respectively, of the accrual remained in other current liabilities. As of May 31, 2025, the cumulative total cost incurred for this restructuring was $440, of which $190 was incurred by our retail segment, $83 by our wholesale segment, and $167 was charged to corporate and other.

13 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
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

Lease Guarantees

We were contingently liable under licensee lease obligation guarantees in the amounts of $4,639 and $5,131 at May 31, 2025 and November 30, 2024, respectively. The remaining term under these lease guarantees extends for six years.

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of these lease guarantees (an estimate of the cost to the Company to perform on the guarantee) at May 31, 2025 and November 30, 2024 was not material.

Lease Commitments

At May 31, 2025, we had commitments for two leases of real property which are expected to commence by the end of fiscal 2025. Together, these leases call for total annual rents averaging approximately $702 per year for an initial term of ten years. Both leases have two five-year renewal options.

14 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

11. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) allocable to common shares by the weighted average number of common shares outstanding, adjusted for participating securities, if any. The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
For the quarter ended May 31, 2025:

Basic earnings per share	$1,918	8,667,908	$0.22
Add effect of dilutive securities:
Restricted shares	-	11,966	-
Diluted earnings per share	$1,918	8,679,874	$0.22

For the quarter ended June 1, 2024:

Basic loss per share	$(7,201)	8,762,815	$(0.82)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share	$(7,201)	8,762,815	$(0.82)

For the six months ended May 31, 2025:

Basic earnings per share	$3,772	8,673,339	$0.43
Add effect of dilutive securities:
Restricted shares	-	20,261	-
Diluted earnings per share	$3,772	8,693,600	$0.43

For the six months ended June 1, 2024:

Basic loss per share	$(8,394)	8,751,315	$(0.96)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share	$(8,394)	8,751,315	$(0.96)

*Due to the net loss for the period, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three and six months ended May 31, 2025 and June 1, 2024, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024

Unvested shares	17,556	64,409	17,556	64,409

15 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the three and six months ended June 1, 2024, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022, subsequently closed during fiscal 2024 and substantially liquidated as of November 30, 2024. All sales reported in our Corporate and other category during fiscal 2024 were attributable to Noa Home, which generated substantially all of its sales outside of the United States.

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

16 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Six Months Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Sales Revenue
Wholesale sales of furniture and accessories	$54,229	$52,609	$107,156	$107,310
Less: Sales to retail segment	(24,113)	(20,751)	(48,172)	(44,514)
Wholesale sales to external customers	30,116	31,858	58,984	62,796
Retail sales of furniture and accessories	54,232	50,468	107,526	104,222
Corporate and other - Noa Home	-	1,084	-	2,946
Consolidated net sales of furniture and accessories	$84,348	$83,410	$166,510	$169,964

Income (Loss) before Income Taxes:
Income (loss) from operations:
Wholesale	$8,290	$5,687	$16,975	$12,446
Retail - Company-owned stores	482	(2,222)	434	(3,834)
Net expenses - Corporate and other	(6,521)	(6,942)	(12,747)	(14,537)
Inter-company elimination	246	530	290	621
Asset impairment charges (see Note 9)	-	(5,515)	-	(5,515)
Consolidated income (loss) from operations	2,497	(8,462)	4,952	(10,819)

Interest income	521	627	1,080	1,383
Other loss, net	(422)	(276)	(881)	(380)
Consolidated income (loss) before income taxes	$2,596	$(8,111)	$5,151	$(9,816)

Depreciation and Amortization
Wholesale	$596	$629	$1,186	$1,248
Retail - Company-owned stores	982	1,337	1,992	2,717
Corporate and other	654	661	1,300	1,326
Consolidated	$2,232	$2,627	$4,478	$5,291

Capital Expenditures
Wholesale	$362	$371	$1,115	$534
Retail - Company-owned stores	712	837	781	2,170
Corporate and other	331	399	379	979
Consolidated	$1,405	$1,607	$2,275	$3,683

	As of	As of
Identifiable Assets	May 31, 2025	November 30, 2024
Wholesale	$89,314	$88,533
Retail - Company-owned stores	149,197	158,084
Corporate and other	92,822	94,553
Consolidated	$331,333	$341,170

See Note 13, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

17 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

13. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. Our contract assets, which consist of our accounts receivable, net and are associated with our wholesale segment, were $12,883, $13,181 and $13, 736 at May 31, 2025, November 30, 2024 and November 25, 2023. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $24,029, $25,742 and $22,788 as of May 31, 2025, November 30, 2024 and November 25, 2023, respectively. Substantially all of the customer deposits held as of November 30, 2024 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the six months ended May 31, 2025.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At May 31, 2025 and November 30, 2024, our balance of prepaid commissions included in other current assets was $2,663 and $2,928, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and six months ended May 31, 2025 and June 1, 2024, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	May 31, 2025				June 1, 2024
	Wholesale	Retail	Corporate & Other	Total	Wholesale	Retail	Corporate & Other (2)	Total
Bassett Custom Upholstery	$20,004	$29,540	$-	$49,544	$21,921	$27,256	$-	$49,177
Bassett Leather	3,917	1,791	-	5,708	3,563	1,117	-	4,680
Bassett Custom Wood	3,322	8,468	-	11,790	3,427	8,522	-	11,949
Bassett Casegoods	2,873	7,072	-	9,945	2,947	6,390	-	9,337
Accessories, mattresses and other (1)	-	7,361	-	7,361	-	7,183	1,084	8,267
Consolidated net sales of furniture and accessories	$30,116	$54,232	$-	$84,348	$31,858	$50,468	$1,084	$83,410

	Six Months Ended
	May 31, 2025				June 1, 2024
	Wholesale	Retail	Corporate & Other	Total	Wholesale	Retail	Corporate & Other (2)	Total
Bassett Custom Upholstery	$38,850	$59,035	$-	$97,885	$42,222	$57,059	$-	$99,281
Bassett Leather	8,030	3,718	-	11,748	7,522	1,944	-	9,466
Bassett Custom Wood	6,635	16,174	-	22,809	7,185	16,720	-	23,905
Bassett Casegoods	5,469	13,724	-	19,193	5,867	13,775	-	19,642
Accessories, mattresses and other (1)	-	14,875	-	14,875	-	14,724	2,946	17,670
Consolidated net sales of furniture and accessories	$58,984	$107,526	$-	$166,510	$62,796	$104,222	$2,946	$169,964

(1) Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

(2) Corporate and other for the three and six months ended June 1, 2024 includes the sales of Noa Home, which was acquired on September 2, 2022, closed during fiscal 2024 and substantially liquidated as of November 30, 2024.

18 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
(Dollars in thousands except share and per share data)

14. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and six months ended May 31, 2025 and June 1, 2024:

	Quarter Ended		Six Months Ended
	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Common Stock:

Beginning of period	$43,462	$43,883	$43,681	$43,842
Issuance of common stock	87	98	166	191
Purchase and retirement of common stock	(139)	(173)	(437)	(225)

End of period	$43,410	$43,808	$43,410	$43,808

Common Shares Issued and Outstanding:

Beginning of period	8,692,134	8,776,349	8,736,046	8,768,221
Issuance of common stock	17,454	19,629	33,189	38,117
Purchase and retirement of common stock	(27,737)	(34,646)	(87,384)	(45,006)

End of period	8,681,851	8,761,332	8,681,851	8,761,332

Additional Paid-in Capital:

Beginning of period	$-	$175	$6	$93
Issuance of common stock	(3)	(5)	(1)	(12)
Purchase and retirement of common stock	(163)	(316)	(311)	(425)
Stock based compensation	166	198	306	396

End of period	$-	$52	$-	$52

Retained Earnings:

Beginning of period	$122,556	$136,588	$122,847	$139,354
Net income (loss) for the period	1,918	(7,201)	3,772	(8,394)
Purchase and retirement of common stock	(135)	-	(546)	-
Cash dividends declared and paid	(1,742)	(1,580)	(3,476)	(3,153)

End of period	$122,597	$127,807	$122,597	$127,807

Accumulated Other Comprehensive Income (Loss):

Beginning of period	$781	$(8)	$793	$152
Cumulative translation adjustments, net of tax	-	(7)	-	(174)
Amortization of pension costs, net of tax	(12)	8	(24)	15

End of period	$769	$(7)	$769	$(7)

The balance of cumulative translation adjustments, net of tax, was zero at both May 31, 2025 and November 30, 2024.

19 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 31, 2025
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
MAY 31, 2025
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
MAY 31, 2025
(Dollars in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2024 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 26 weeks of operations for the six months ended May 31, 2025 as compared to 27 weeks included in the six months ended June 1, 2024.

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

Bassett also has a significant traditional wholesale business with more than 1,000 open market accounts. Most of the open market sales are through Bassett Design Centers and Bassett Custom Studios which function as a store within a multi-line store featuring the Company’s custom furniture capabilities. The wholesale business, including the Lane Venture outdoor brand, also services general furniture stores and a growing number of interior design firms through a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate.

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. We know that we are driving a significant percentage of the retail foot traffic to our store network and our open market customers through engagement with www.bassettfurniture.com. Although e-commerce sales continue to be small in relation to in-store sales, we are pleased that we have seen a greater than 35% e-commerce sales increase for the six months ended May 31, 2025 as compared to the same period of 2024. We will continue to invest in ongoing improvements to the aesthetics and user experience that we provide on our website.

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

22 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 31, 2025
(Dollars in thousands except share and per share data)

Results of Operations – Periods ended May 31, 2025 compared with the periods ended June 1, 2024:

Consolidated results of operations for the three and six months ended May 31, 2025 and June 1, 2024 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	May 31, 2025		June 1, 2024		Dollars	Percent	May 31, 2025		June 1, 2024		Dollars	Percent

Net sales of furniture and accessories	$84,348	100.0%	$83,410	100.0%	$938	1.1%	$166,510	100.0%	$169,964	100.0%	$(3,454)	-2.0%
Cost of furniture and accessories sold	37,439	44.4%	39,650	47.5%	(2,211)	-5.6%	72,771	43.7%	78,337	46.1%	(5,566)	-7.1%
Gross profit	46,909	55.6%	43,760	52.5%	3,149	7.2%	93,739	56.3%	91,627	53.9%	2,112	2.3%
SG&A expenses	44,412	52.7%	46,707	56.0%	(2,295)	-4.9%	88,787	53.3%	96,931	57.0%	(8,144)	-8.4%
Asset impairment charges	-	0.0%	5,515	6.6%	(5,515)	100.0%	-	0.0%	5,515	3.2%	(5,515)	100.0%

Income (loss) from operations	$2,497	3.0%	$(8,462)	-10.1%	$10,959	N/M	$4,952	3.0%	$(10,819)	-6.4%	$15,771	N/M

*26 weeks for fiscal 2025 as compared with 27 weeks for fiscal 2024.

Analysis of Quarterly Results:

Total sales revenue for the three months ended May 31, 2025 increased $938 or 1.1% over the prior year period. This consisted of a $3,764 or 7.5% increase in retail sales from our Company-owned stores partially offset by a $1,742 or 5.5% decline in sales to external wholesale customers and a $1,084 decline in sales by Noa Home, which was closed during the second half of fiscal 2024.

Gross margins for the three months ended May 31, 2025 increased 310 basis points over the prior year period as we recorded $2,700 of additional inventory valuation charges during the three months ended June 1, 2024 ($1,729 in the wholesale segment, $471 in the retail segment and $500 associated with Noa Home). Excluding those charges, gross margins would have been essentially flat.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended May 31, 2025 decreased 330 basis points from 2024 primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024.

Analysis of Year-to-Date Results:

Total sales revenue for the six months ended May 31, 2025 decreased $3,454 or 2.0% from the prior year period. Normalizing for the additional week in the first half of 2024, consolidated sales increased 1.7% which included a 7.1% increase in retail sales, partially offset by a 2.5% decrease in sales to external wholesale customers and a $2,946 decline due to the closure of Noa Home during the second half of 2024.

Gross margins for the six months ended May 31, 2025 increased 240 basis points over the prior year period. Excluding the above-mentioned additional inventory valuation charges in 2024, gross margins would have increased 80 basis points primarily due to improved margins in the wholesale segment.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the six months ended May 31, 2025 decreased 370 basis points from 2024 primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024.

23 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 31, 2025
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the three and six months ended June 1, 2024, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022, subsequently closed during fiscal 2024 and substantially liquidated as of November 30, 2024. All sales reported in our Corporate and other category during fiscal 2024 were attributable to Noa Home, which generated substantially all of its sales outside of the United States.

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
MAY 31, 2025
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

	Quarter Ended May 31, 2025
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$54,229	$54,232	$-	$(24,113)	(1)	$-	$-	$84,348
Cost of furniture and accessories sold	35,649	25,838	-	(24,048)	(2)	-	-	37,439
Gross profit	18,580	28,394	-	(65)		-	-	46,909
SG&A expense	10,290	27,912	6,521	(311)	(3)	-	-	44,412
Income (loss) from operations	8,290	482	(6,521)	246		-	-	2,497
Interest income	-	-	-	-		-	521	521
Other loss, net	-	-	-	-		-	(422)	(422)
Income (loss) before income taxes	$8,290	$482	$(6,521)	$246		$-	$99	$2,596

	Quarter Ended June 1, 2024
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$52,609	$50,468	$1,084	$(20,751)	(1)	$-		$-	$83,410
Cost of furniture and accessories sold	35,906	23,779	946	(20,981)	(2)	-		-	39,650
Gross profit	16,703	26,689	138	230		-		-	43,760
SG&A expense	11,016	28,911	7,080	(300)	(3)	-		-	46,707
Asset impairment charges	-	-	-	-		5,515	(4)		5,515
Income (loss) from operations	5,687	(2,222)	(6,942)	530		(5,515)		-	(8,462)
Interest income	-	-	-	-		-		627	627
Other loss, net	-	-	-	-		-		(276)	(276)
Income (loss) before income taxes	$5,687	$(2,222)	$(6,942)	$530		$(5,515)		$351	$(8,111)

25 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 31, 2025
(Dollars in thousands except share and per share data)

	Six Months Ended May 31, 2025*
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$107,156	$107,526	$-	$(48,172)	(1)	$-	$-	$166,510
Cost of furniture and accessories sold	69,840	50,775	-	(47,844)	(2)	-	-	72,771
Gross profit	37,316	56,751	-	(328)		-	-	93,739
SG&A expense	20,341	56,317	12,747	(618)	(3)	-	-	88,787
Income (loss) from operations	16,975	434	(12,747)	290		-	-	4,952
Interest income	-	-	-	-		-	1,080	1,080
Other loss, net	-	-	-	-		-	(881)	(881)
Income (loss) before income taxes	$16,975	$434	$(12,747)	$290		$-	$199	$5,151

	Six Months Ended June 1, 2024*
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$107,310	$104,222	$2,946	$(44,514)	(1)	$-			$169,964
Cost of furniture and accessories sold	72,616	48,519	1,755	(44,553)	(2)	-			78,337
Gross profit	34,694	55,703	1,191	39		-			91,627
SG&A expense	22,248	59,537	15,728	(582)	(3)	-			96,931
Asset impairment charges	-	-	-	-		5,515	(4)		5,515
Income (loss) from operations	12,446	(3,834)	(14,537)	621		(5,515)		-	(10,819)
Interest income	-	-	-	-		-		1,383	1,383
Other loss, net	-	-	-	-		-		(380)	(380)
Income (loss) before income taxes	$12,446	$(3,834)	$(14,537)	$621		$(5,515)		$1,003	$(9,816)

*26 weeks for fiscal 2025 as compared with 27 weeks for fiscal 2024.

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
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

26 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 31, 2025
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and six months ended May 31, 2025 and June 1, 2024 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	May 31, 2025		June 1, 2024		Dollars	Percent	May 31, 2025		June 1, 2024		Dollars	Percent

Net sales	$54,229	100.0%	$52,609	100.0%	$1,620	3.1%	$107,156	100.0%	$107,310	100.0%	$(154)	-0.1%
Gross profit (1)	18,580	34.3%	16,703	31.7%	1,877	11.2%	37,316	34.8%	34,694	32.3%	2,622	7.6%
SG&A expenses	10,290	19.0%	11,016	20.9%	(726)	-6.6%	20,341	19.0%	22,248	20.7%	(1,907)	-8.6%
Income from operations	$8,290	15.3%	$5,687	10.8%	$2,603	45.8%	$16,975	15.8%	$12,446	11.6%	$4,529	36.4%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*26 weeks for fiscal 2025 as compared with 27 weeks for fiscal 2024.

Wholesale sales by major product category are as follows:

	Quarter Ended
	May 31, 2025				June 1, 2024				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$20,004	$14,517	$34,521	63.7%	$21,921	$13,009	$34,930	66.4%	$(409)	-1.2%
Bassett Leather	3,917	788	4,705	8.7%	3,563	392	3,955	7.5%	750	19.0%
Bassett Custom Wood	3,322	4,587	7,909	14.6%	3,427	4,108	7,535	14.3%	374	5.0%
Bassett Casegoods	2,873	4,221	7,094	13.1%	2,947	3,242	6,189	11.8%	905	14.6%
Total	$30,116	$24,113	$54,229	100.0%	$31,858	$20,751	$52,609	100.0%	$1,620	3.1%

	Six Months Ended*
	May 31, 2025				June 1, 2024				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$38,850	$30,077	$68,927	64.3%	$42,222	$27,777	$69,999	65.2%	$(1,072)	-1.5%
Bassett Leather	8,030	1,420	9,450	8.8%	7,522	927	8,449	7.9%	1,001	11.8%
Bassett Custom Wood	6,635	8,753	15,388	14.4%	7,185	9,001	16,186	15.1%	(798)	-4.9%
Bassett Casegoods	5,469	7,922	13,391	12.5%	5,867	6,809	12,676	11.8%	715	5.6%
Total	$58,984	$48,172	$107,156	100.0%	$62,796	$44,514	$107,310	100.0%	$(154)	-0.1%

*26 weeks for fiscal 2025 as compared with 27 weeks for fiscal 2024.

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended May 31, 2025 increased $1,620 or 3.1% over the prior year, consisting of a 12.6% increase in shipments to our retail store network, partially offset by a 2.6% decrease in shipments to the open market, and a 22% decrease in Lane Venture shipments, primarily related to the timing of shipments for a significant customer. Gross margins for the three months ended May 31, 2025 increased 260 basis points over the prior year period. Excluding the $1,729 of additional inventory valuation charges in the prior year period, gross margins would have decreased by 70 basis points primarily due to the prior year including a reduction in the warranty and returns reserve from improved experience in warranty and returns claims and improved administration of those claims. SG&A expenses as a percentage of sales decreased 190 basis points primarily due to lower bad debt costs coupled with the benefit of cost reductions implemented during the second half of fiscal 2024.

27 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 31, 2025
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results – Wholesale

Net sales for the six months ended May 31, 2025 decreased $154 or 0.1% from the prior year. Normalizing for the additional the additional week in the first half of 2024, net sales increased 1.7%, consisting of a 9.1% increase in shipments to our retail store network, partially offset by a 2.4% decrease in shipments to the open market and a 9.4% decrease in Lane Venture shipments. Gross margins for the six months ended May 31, 2025 increased 250 basis points over the prior year. Excluding the $1,729 of additional inventory valuation charges in the prior year period, gross margins would have increased by 90 basis points due primarily to improved margins in our Bassett Custom Upholstery business from manufacturing efficiency gains, increased margins in our Lane Venture operations due to improved customer mix and improved margins in the Bassett Leather business, partially offset by the prior year including a reduction in the warranty and returns reserve from improved experience in warranty and returns claims and improved administration of those claims. SG&A expenses as a percentage of sales decreased 170 basis points primarily due to lower bad debt costs coupled with the benefit of cost reductions implemented during the second half of fiscal 2024.

Wholesale Backlog

Wholesale backlog at May 31, 2025 was $18,418 as compared to $21,750 at November 30, 2024 and $19,373 at June 1, 2024.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended May 31, 2025 and June 1, 2024 are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	May 31, 2025		June 1, 2024		Dollars	Percent	May 31, 2025		June 1, 2024		Dollars	Percent

Net sales	$54,232	100.0%	$50,468	100.0%	$3,764	7.5%	$107,526	100.0%	$104,222	100.0%	$3,304	3.2%
Gross profit (1)	28,394	52.4%	26,689	52.9%	1,705	6.4%	56,751	52.8%	55,703	53.4%	1,048	1.9%
SG&A expenses	27,912	51.5%	28,911	57.3%	(999)	-3.5%	56,317	52.4%	59,537	57.1%	(3,220)	-5.4%
Loss from operations	$482	0.9%	$(2,222)	-4.4%	$2,704	-121.7%	$434	0.4%	$(3,834)	-3.7%	$4,268	-111.3%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*26 weeks for fiscal 2025 as compared with 27 weeks for fiscal 2024.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Six Months Ended*				Change
	May 31, 2025		June 1, 2024		Dollars	Percent	May 31, 2025		June 1, 2024		Dollars	Percent

Bassett Custom Upholstery	$29,540	54.5%	$27,256	54.0%	$2,284	8.4%	$59,035	54.9%	$57,059	54.7%	$1,976	3.5%
Bassett Leather	1,791	3.3%	1,117	2.2%	674	60.3%	3,718	3.5%	1,944	1.9%	1,774	91.3%
Bassett Custom Wood	8,468	15.6%	8,522	16.9%	(54)	-0.6%	16,174	15.0%	16,720	16.0%	(546)	-3.3%
Bassett Casegoods	7,072	13.0%	6,390	12.7%	682	10.7%	13,724	12.8%	13,775	13.2%	(51)	-0.4%
Accessories, mattresses and other (1)	7,361	13.6%	7,183	14.2%	178	2.5%	14,875	13.8%	14,724	14.1%	151	1.0%
Total	$54,232	100.0%	$50,468	100.0%	$3,764	7.5%	$107,526	100.0%	$104,222	100.0%	$3,304	3.2%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*26 weeks for fiscal 2025 as compared with 27 weeks for fiscal 2024.

28 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 31, 2025
(Dollars in thousands except share and per share data)

Analysis of Quarterly Results - Retail

Net sales for the three months ended May 31, 2025 increased $3,764 or 7.5% over the prior year period. Written sales (the value of sales orders taken but not delivered) declined 0.8% from the second quarter of 2024. Gross margin for the three months ended May 31, 2025 declined 50 basis points over the prior period. Excluding the $471 of additional inventory valuation charges in the prior year period, gross margins would have decreased by 140 basis points due to lower margins for both in-line and clearance goods as we have become more aggressive in cycling through unproductive inventory. SG&A expenses as a percentage of sales for the three months ended May 31, 2025 decreased 580 basis points primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024 coupled with lower advertising and marketing costs and efficiency gains in our warehouse and delivery operation. In addition, SG&A expense for the three months ended May 31, 2025 was reduced by a $569 gain from the receipt of insurance proceeds for a business interruption claim arising from the previously disclosed cyber incident which occurred during the third quarter of fiscal 2024.

Analysis of Year-to-Date Results – Retail

Net sales for the six months ended May 31, 2025 increased $3,304 or 3.2% over the prior year period. Normalizing for the additional week in the first half of 2024, net sales increased by 7.1%. Written sales (the value of sales orders taken but not delivered) declined 1.5% from the second quarter of 2024. Normalizing for the additional week in the first half of 2024, written sales increased 2.3%. Gross margin for the six months ended May 31, 2025 declined 60 basis points over the prior period. Excluding the $471 of additional inventory valuation charges in the prior year period, gross margins would have decreased by 110 basis points due to lower margins for both in-line and clearance goods as we have become more aggressive in cycling through unproductive inventory. SG&A expenses as a percentage of sales for the six months ended May 31, 2025 decreased 470 basis points primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024 coupled with lower advertising and marketing costs and efficiency gains in our warehouse and delivery operation. In addition, SG&A expense for the six months ended May 31, 2025 was reduced by a $569 gain from the receipt of insurance proceeds for a business interruption claim arising from the previously disclosed cyber incident which occurred during the third quarter of fiscal 2024.

Retail Backlog

Retail backlog at May 31, 2025 was $34,091 compared to $37,053 at November 30, 2024 and $31,545 at June 1, 2024.

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions along with any operating segments that do not meet the requirements to be reportable segments. Therefore, prior to fiscal 2025, Noa Home was included within the Corporate and other reconciling category and accounted for all of the sales and gross profit within this reconciling category. Revenues, costs and expenses of Corporate and other for the periods ended May 31, 2025 and June 1, 2024 are as follows:

	Quarter Ended		Change		Six Months Ended*		Change
	May 31, 2025	June 1, 2024	Dollars	Percent	May 31, 2025	June 1, 2024	Dollars	Percent

Net sales	$-	$1,084	$(1,084)	-100.0%	$-	$2,946	$(2,946)	-100.0%
Gross profit	-	138	(138)	-100.0%	-	1,191	(1,191)	-100.0%
SG&A expenses	6,521	7,080	(559)	-7.9%	12,747	15,728	(2,981)	-19.0%
Net expenses	$(6,521)	$(6,942)	$421	-6.1%	$(12,747)	$(14,537)	$1,790	-12.3%

*26 weeks for fiscal 2025 as compared with 27 weeks for fiscal 2024.

Analysis of Results – Corporate and Other

Sales and gross profit declined from the prior year period due to the closure and liquidation of Noa Home during fiscal 2024. The $559 and $2,981 decrease in SG&A expenses for the three and six months ended May 31, 2025, respectively, was primarily due to closure of Noa Home and decreased corporate overhead spending from better expense management, including the benefit of cost reductions implemented during the second half of fiscal 2024, partially offset by increased incentive compensation.

29 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 31, 2025
(Dollars in thousands except share and per share data)

Other Items Affecting Net Income (Loss)

Interest Income

Interest income for the three and six months ended May 31, 2025 was $521 and $1,080, respectively, compared to $627 and $1,383, respectively, for the three and six months ended June 1, 2024. The decline from the prior year period is primarily due to lower balances of interest-bearing cash and cash equivalents, as well as lower average rates earned on our cash and cash equivalents and investments in CDs compared to the preceding year.

Other Loss, Net

Other loss, net, for the three and six months ended May 31, 2025 was $422 and $881, respectively, compared to $276 and $380, respectively, for the three and six months ended June 1, 2024. The net change from the prior year period was primarily due to higher costs associated with Company-owned life insurance.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.1% and 26.8% for the three and six months ended May 31, 2025, respectively. The effective rates for the three and six months ended May 31, 2025 differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

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

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the first half of fiscal 2025 was $6,903 compared to cash used in operations of $1,919 for the first half of fiscal 2024, representing an improvement of $8,822 in cash flows from operations. This increase was primarily the result of improved operating income and changes in working capital due to the timing impact of expenditures as a result of an additional week in the first half of 2024.

Our overall cash position declined $118 during the first half of 2025. During the first half of fiscal 2025, we spent $2,275 on purchases of property and equipment. We also paid $3,476 in dividends during the first half of 2025. We repurchased $1,158 of shares under our stock repurchase program during the first half of 2025 compared to repurchases of only $489 in the prior year period. We expect capital expenditures for the full year to range from $7 million to $9 million. As of May 31, 2025, $19,245 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $59,818 on hand at May 31, 2025, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

On May 15, 2024, we entered into the Credit Facility with our bank. This Credit Facility provides for a line of credit of up to $25,000. At May 31, 2025, we had $8,182 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio of not less than 1.2 times and

30 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 31, 2025
(Dollars in thousands except share and per share data)

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio not to exceed 3.35 times.

Since our used commitment was less than $8,250 at May 31, 2025, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $16,818.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease certain personal property such as lift trucks, office equipment and local delivery trucks. The present value of our obligations for leases with terms in excess of one year at May 31, 2025 is $98,405 and is included in our accompanying condensed consolidated balance sheet at May 31, 2025. We were contingently liable under licensee lease obligation guarantees in the amount of $4,639 at May 31, 2025. The remaining terms under these lease guarantees extend for six years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheets and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $23,848 at May 31, 2025.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 31, 2025.

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
MAY 31, 2025
(Dollars in thousands except share and per share data)

We are also exposed to commodity price risk related to diesel fuel prices for fuel used in our retail segment for home delivery as well as through amounts we are charged for logistical services by our service providers. We manage our exposure to that risk primarily through the application of fuel surcharges to our customers.

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $23,848 at May 31, 2025 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $4,639 which we have guaranteed on behalf of certain licensees as of May 31, 2025 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At May 31, 2025, the unamortized balance of such right-of-use assets used in continuing operations totaled $84,809. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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
MAY 31, 2025
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended May 31, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 2, 2025 - April 5, 2025	23,155	$15.79	23,155	$19,316
April 6, 2025 - May 3, 2025	4,000	$15.44	4,000	$19,255
May 4, 2025 - May 31, 2025	582	$16.28	582	$19,245

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At May 31, 2025, $19,245 remained available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c)

During the fiscal quarter ended May 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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
MAY 31, 2025
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
July 10, 2025

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer July 10, 2025

35 of 35