Form 10-Q
period 2025-08-30
BASSETT FURNITURE INDUSTRIES INC
filed 2025-10-08
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2025

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

At October 2, 2025 8,685,710 shares of common stock of the Registrant were outstanding.

1 of 34

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED AUGUST 30, 2025 AND AUGUST 31, 2024 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024

Net sales of furniture and accessories	$80,103	$75,619	$246,613	$245,583
Cost of furniture and accessories sold	35,109	35,526	107,880	113,863
Gross profit	44,994	40,093	138,733	131,720

Selling, general and administrative expenses	44,401	45,210	133,188	142,141
Loss on contract abandonment	-	1,240	-	1,240
Asset impairment charges	-	-	-	5,515
Income (loss) from operations	593	(6,357)	5,545	(17,176)

Interest income	472	692	1,552	2,075
Other income (loss), net	30	(109)	(851)	(489)
Income (loss) before income taxes	1,095	(5,774)	6,246	(15,590)

Income tax expense (benefit)	294	(1,269)	1,673	(2,691)

Net income (loss)	$801	$(4,505)	$4,573	$(12,899)

Basic earnings (loss) per share	$0.09	$(0.52)	$0.53	$(1.48)

Diluted earnings (loss) per share	$0.09	$(0.52)	$0.53	$(1.48)

Regular dividends per share	$0.20	$0.20	$0.60	$0.54

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIODS ENDED AUGUST 30, 2025 AND AUGUST 31, 2024 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024

Net income (loss)	$801	$(4,505)	$4,573	$(12,899)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	(32)	-	(266)
Income taxes related to foreign currency translation adjustments	-	8	-	68
Amortization associated with
Long Term Cash Awards (LTCA)	-	16	-	46
Income taxes related to LTCA	-	(4)	-	(12)
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	(16)	(5)	(48)	(16)
Income taxes related to SERP	4	1	12	4

Other comprehensive loss, net of tax	(12)	(16)	(36)	(176)

Total comprehensive income (loss)	$789	$(4,521)	$4,537	$(13,075)

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 30, 2025 AND NOVEMBER 30, 2024

(In thousands)

	(Unaudited)
	August 30, 2025	November 30, 2024
Assets
Current assets
Cash and cash equivalents	$34,413	$39,551
Short-term investments	20,221	20,360
Accounts receivable, net	13,135	13,181
Inventories	61,459	54,965
Recoverable income taxes	4,255	4,240
Other current assets	7,537	9,242
Total current assets	141,020	141,539

Property and equipment, net	74,665	77,047

Deferred income taxes	5,560	6,867
Goodwill	7,217	7,217
Intangible assets	6,924	6,968
Right of use assets under operating leases	80,587	93,624
Other	8,268	7,908
Total long-term assets	108,556	122,584
Total assets	$324,241	$341,170

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,425	$13,303
Accrued compensation and benefits	8,497	6,898
Customer deposits	23,149	25,742
Current portion operating lease obligations	19,548	18,050
Other current liabilites and accrued expenses	7,656	9,410
Total current liabilities	73,275	73,403

Long-term liabilities
Post employment benefit obligations	11,087	10,882
Long-term portion of operating lease obligations	73,198	88,395
Other long-term liabilities	963	1,163
Total long-term liabilities	85,248	100,440

Stockholders’ equity
Common stock	43,378	43,681
Retained earnings	121,583	122,847
Additional paid-in capital	-	6
Accumulated other comprehensive income	757	793
Total stockholders' equity	165,718	167,327
Total liabilities and stockholders’ equity	$324,241	$341,170

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 34

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 30, 2025 AND AUGUST 31, 2024 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 30, 2025	August 31, 2024
Operating activities:
Net income (loss)	$4,573	$(12,899)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,626	7,613
Asset impairment charges	-	5,515
Inventory valuation charges	1,726	4,954
Deferred income taxes	1,307	(2,765)
Other, net	841	937
Changes in operating assets and liabilities:
Accounts receivable	46	762
Inventories	(8,220)	1,890
Recoverable income taxes and other current assets	1,690	(1,213)
Right of use assets under operating leases	12,768	13,029
Customer deposits	(2,593)	912
Accounts payable and other liabilities	393	(5,364)
Obligations under operating leases	(13,431)	(15,694)
Net cash provided by (used in) operating activities	5,726	(2,323)

Investing activities:
Purchases of property and equipment	(3,737)	(4,720)
Other	(408)	(909)
Net cash used in investing activities	(4,145)	(5,629)

Financing activities:
Cash dividends	(5,210)	(4,909)
Other issuance of common stock	249	275
Repurchases of common stock	(1,522)	(1,127)
Taxes paid related to net share settlement of equity awards	(136)	(161)
Repayments of finance lease obligations	(100)	(210)
Net cash used in financing activities	(6,719)	(6,132)
Effect of exchange rate changes on cash and cash equivalents	-	6
Change in cash and cash equivalents	(5,138)	(14,078)
Cash and cash equivalents - beginning of period	39,551	52,407
Cash and cash equivalents - end of period	$34,413	$38,329

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our wholly-owned subsidiaries of which we have a controlling interest. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. As of and for the periods ended August 30, 2025 and August 31, 2024 and as of November 30, 2024 we have concluded that none of the evaluated entities represent VIEs.

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of operations net of estimates for returns and allowances. We exclude from revenues amounts collected from customers for sales tax.

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ended November 30, 2024 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 39 weeks of operations for the nine months ended August 30, 2025 as compared with 40 weeks included in the nine months ended August 31, 2024.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 30, 2025 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 30, 2024. Certain prior period amounts have been reclassified to conform to current period presentation.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.8% and 26.8% for the three and nine months ended August 30, 2025, respectively. The effective rates for the three and nine months ended August 30, 2025 differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

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

In July of 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). While the Act includes a wide range of provisions that could impact our financial results in future periods, we do not expect the passage of the Act to have a material impact on our results of operations or financial condition in the current fiscal year.

Supplemental Cash Flow Information

During the nine months ended August 30, 2025 and August 31, 2024, $378 and $3,476, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

Taxes paid net of refunds received during the nine months ended August 30, 2025 and August 31, 2024 was $388 and $48, respectively.

Interest paid during the nine months ended August 30, 2025 and August 31, 2024 was $25 and $16, respectively.

7 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Lessor Income

We receive lease income as the lessor on a small number of leased premises which we have subleased to other tenants. Sublease income for closed stores and warehouses is included in selling general and administrative expense in the accompanying condensed consolidated statements of operations and was $149 and $399 for the three and nine months ended August 30, 2025, respectively, and $103 and $308 for the three and nine months ended August 31, 2024. We also sublease one location to a licensee. This sublease income is included in other loss, net in the accompanying condensed consolidated statements of operations and was $114 and $343 for the three and nine months ended August 30, 2025, respectively, and $114 and $343 for the three and nine months ended August 31, 2024, respectively.

3. Financial Instruments and Investments

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit (CDs), accounts receivable, and accounts payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $20,221 and $20,360 at August 30, 2025 and November 30, 2024, respectively, consisted of CDs. At August 30, 2025, the CDs had original terms averaging seven months, bearing interest at rates ranging from 1.0% to 4.4% and the weighted average remaining time to maturity was approximately five months and the weighted average yield of the CDs was approximately 3.8%. Each CD is placed with a federally insured financial institution and, except as noted below, all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 30, 2025 and November 30, 2024 approximates their fair value.

Our investment in CDs at August 30, 2025 and November 30, 2024 includes one CD in the amount of $2,500 which was placed with a financial institution that provides merchant services for our retail segment. This CD has been pledged as security for the merchant services agreement. The CD has a six-month term maturing in October 2025 and an interest rate of 2.0%. The requirement to maintain the pledge will be reassessed prior to the end of fiscal 2025, therefore the CD is classified as a current asset with our other CDs. This CD is in excess of the $250 Federal deposit insurance limit.

4. Accounts Receivable

Accounts receivable consists of the following:

	August 30, 2025	November 30, 2024
Gross accounts receivable	$13,575	$14,278
Allowance for credit losses	(440)	(1,097)
Accounts receivable, net	$13,135	$13,181

We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The allowance for credit losses is based on a review of specifically identified accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices and current economic conditions. Actual credit losses could differ from those estimates. We have elected to use the practical expedient under ASC Topic 326 which allows us to assume that current conditions as of the balance sheet date do not change over the expected life of the receivables, which is generally ninety days or less (see Note 16 regarding the early adoption of ASU 2025-05).

8 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Activity in the allowance for credit losses for the nine months ended August 30, 2025 was as follows:

Balance at November 30, 2024	$1,097
Net recoveries credited to expense	(67)
Write-offs against allowance	(590)
Balance at August 30, 2025	$440

Substantially all of the accounts receivable written off against the reserve during the three and nine months ended August 30, 2025 originated during fiscal 2024.

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

Inventories were comprised of the following:

	August 30, 2025	November 30, 2024
Wholesale finished goods	$28,937	$24,841
Work in process	556	519
Raw materials and supplies	16,975	14,921
Retail merchandise	32,907	31,744
Total inventories on first-in, first-out method	79,375	72,025
LIFO adjustment	(12,096)	(11,665)
Reserve for excess and obsolete inventory	(5,820)	(5,395)
	$61,459	$54,965

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

9 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2024	$4,158	$1,237	$5,395
Additions charged to expense	1,252	474	1,726
Write-offs	(983)	(318)	(1,301)
Balance at August 30, 2025	$4,427	$1,393	$5,820

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2025 and do not anticipate that our methodology is likely to change in the future.

6. Goodwill

The carrying amounts of goodwill by reportable segment, including accumulated impairment losses, at both August 30, 2025 and November 30, 2024 were as follows:

	Original	Accumulated
	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Corporate and other	5,409	(5,409)	-

Total goodwill	$16,523	$(9,306)	$7,217

7. Intangible Assets

Intangible assets at August 30, 2025 and November 30, 2024 consisted of the following:

	August 30, 2025	November 30, 2024
Intangibles subject to amortization:
Customer relationships	$512	$512
Less accumulated amortization	(436)	(392)

Intangibles subject to amortization, net	76	120
Intangibles not subject to amortization:
Trade names	6,848	6,848

Total intangible assets	$6,924	$6,968

Amortization expense associated with intangible assets during the three and nine months ended August 30, 2025 and August 31, 2024 was as follows:

	Quarter Ended		Nine Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024

Intangible asset amortization expense	$14	$14	$43	$43

10 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Estimated future amortization expense for intangible assets that exist at August 30, 2025 is as follows:

Remainder of fiscal 2025	$14
Fiscal 2026	57
Fiscal 2027	5
Total	$76

8. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At August 30, 2025, we had $8,182 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at August 30, 2025, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $16,818.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $5,588 and $5,557 as of August 30, 2025 and November 30, 2024, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five management employees in the amount of $400 each. We are accounting for the LTC Awards as a defined benefit pension plan. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,421 and $1,360 as of August 30, 2025 and November 30, 2024, respectively.

The combined pension liability for the Supplemental Plan and LTC Awards is recorded as follows in the condensed consolidated balance sheets:

	August 30, 2025	November 30, 2024
Accrued compensation and benefits	$792	$792
Post employment benefit obligations	6,217	6,125
Total pension liability	$7,009	$6,917

11 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 30, 2025 and August 31, 2024 are as follows:

	Quarter Ended		Nine Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Service cost	$4	$3	$11	$10
Interest cost	81	98	244	293
Amortization of prior service costs	-	26	-	77
Amortization of loss	(16)	(16)	(49)	(48)
Net periodic pension cost	$69	$111	$206	$332

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of operations.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,584 and $1,601 as of August 30, 2025 and November 30, 2024, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $3,616 and $3,486 as of August 30, 2025 and November 30, 2024, respectively.

Our combined liability for all deferred compensation arrangements, including Company contributions and participant deferrals under the Management Savings Plan, is recorded as follows in the condensed consolidated balance sheets:

	August 30, 2025	November 30, 2024
Accrued compensation and benefits	$330	$330
Post employment benefit obligations	4,870	4,757
Total deferred compensation liability	$5,200	$5,087

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 30, 2025 and August 31, 2024 as follows:

	Quarter Ended		Nine Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Deferred compensation expense	$298	$255	$414	$881

10. Other Gains and Losses

Fiscal 2025

For the nine months ended August 30, 2025, selling, general and administrative expenses include a gain of $698 for proceeds received from a business interruption insurance claim arising from the previously disclosed cybersecurity incident which occurred during the third quarter of fiscal 2024. $569 of the gain is allocated to our retail segment and $129 is allocated to our wholesale segment. These insurance proceeds are included in cash provided by operating activities in the accompanying condensed consolidated statement of cash flows for the nine months ended August 30, 2025.

12 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Fiscal 2024

During the three and nine months ended August 31, 2024, we recognized a charge of $1,240 to accrue the remaining minimum charges payable under a contract for logistical services which our wholesale segment ceased utilizing during the third fiscal quarter of 2024. As of August 30, 2025, this liability has been settled with no remaining minimum charges due.

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

Restructuring Reserve

In the fourth quarter of fiscal 2024 we recognized a restructuring charge of $440 representing accrued severance pay for certain affected employees. At August 30, 2025 and November 30, 2024, $0 and $432, respectively, of the accrual remained in other current liabilities. As of August 30, 2025, the cumulative total cost incurred for this restructuring was $440, of which $190 was incurred by our retail segment, $83 by our wholesale segment, and $167 was charged to corporate and other.

11. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under licensee lease obligation guarantees in the amounts of $4,393 and $5,131 at August 30, 2025 and November 30, 2024, respectively. The remaining term under these lease guarantees extends for six years.

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of these lease guarantees (an estimate of the cost to the Company to perform on the guarantee) at August 30, 2025 and November 30, 2024 was not material.

13 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Lease Commitments

At August 30, 2025, we had commitments for two leases of real property which are expected to commence by the end of fiscal 2025. Together, these leases call for total annual rents averaging approximately $702 per year for an initial term of ten years. Both leases have two five-year renewal options.

12. Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) allocable to common shares by the weighted average number of common shares outstanding, adjusted for participating securities, if any. The following reconciles basic and diluted earnings (loss) per share:

	Net Income (Loss)	Weighted Average Shares	Earnings (Loss) Per Share
For the quarter ended August 30, 2025:

Basic earnings per share	$801	8,650,651	$0.09
Add effect of dilutive securities:
Restricted shares	-	24,564	-
Diluted earnings per share	$801	8,675,215	$0.09

For the quarter ended August 31, 2024:

Basic loss per share	$(4,505)	8,725,008	$(0.52)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share	$(4,505)	8,725,008	$(0.52)

For the nine months ended August 30, 2025:

Basic earnings per share	$4,573	8,665,776	$0.53
Add effect of dilutive securities:
Restricted shares	-	22,172	-
Diluted earnings per share	$4,573	8,687,948	$0.53

For the nine months ended August 31, 2024:

Basic loss per share	$(12,899)	8,742,766	$(1.48)
Add effect of dilutive securities:
Restricted shares*	-	-	-
Diluted loss per share	$(12,899)	8,742,766	$(1.48)

*Due to the net loss for the period, potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For the three and nine months ended August 30, 2025 and August 31, 2024, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024

Unvested shares	-	64,409	-	64,409

14 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the three and nine months ended August 31, 2024, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022, subsequently closed during fiscal 2024 and substantially liquidated as of November 30, 2024. All sales reported in our Corporate and other category during fiscal 2024 were attributable to Noa Home, which generated substantially all of its sales outside of the United States.

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

15 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

The following table presents our segment information:

	Quarter Ended		Nine Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Sales Revenue
Wholesale sales of furniture and accessories	$50,787	$47,828	$157,943	$155,138
Less: Sales to retail segment	(22,575)	(20,453)	(70,747)	(64,967)
Wholesale sales to external customers	28,212	27,375	87,196	90,171
Retail sales of furniture and accessories	51,891	47,256	159,417	151,478
Corporate and other - Noa Home	-	988	-	3,934
Consolidated net sales of furniture and accessories	$80,103	$75,619	$246,613	$245,583

Income (Loss) before Income Taxes:
Income (loss) from operations:
Wholesale	$8,055	$4,440	$25,030	$16,886
Retail - Company-owned stores	(333)	(2,840)	101	(6,674)
Net expenses - Corporate and other	(7,419)	(6,963)	(20,166)	(21,500)
Inter-company elimination	290	246	580	867
Asset impairment charges (see Note 10)	-	-	-	(5,515)
Loss on contract abandonment (see Note 10)	-	(1,240)	-	(1,240)
Consolidated income (loss) from operations	593	(6,357)	5,545	(17,176)

Interest income	472	692	1,552	2,075
Other income (loss), net	30	(109)	(851)	(489)
Consolidated income (loss) before income taxes	$1,095	$(5,774)	$6,246	$(15,590)

Depreciation and Amortization
Wholesale	$563	$587	$1,749	$1,835
Retail - Company-owned stores	940	1,073	2,932	3,790
Corporate and other	645	662	1,945	1,988
Consolidated	$2,148	$2,322	$6,626	$7,613

Capital Expenditures
Wholesale	$410	$385	$1,525	$919
Retail - Company-owned stores	860	510	1,641	2,680
Corporate and other	192	142	571	1,121
Consolidated	$1,462	$1,037	$3,737	$4,720

	As of	As of
	August 30, 2025	November 30, 2024
Identifiable Assets
Wholesale	$91,063	$88,533
Retail - Company-owned stores	145,189	158,084
Corporate and other	87,989	94,553
Consolidated	$324,241	$341,170

See Note 14, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

16 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

14. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. Our accounts receivable, net, which are associated with our wholesale segment, were $13,135, $13,181 and $13,736 at August 30, 2025, November 30, 2024 and November 25, 2023. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $23,149, $25,742 and $22,788 as of August 30, 2025, November 30, 2024 and November 25, 2023, respectively. Substantially all of the customer deposits held as of November 30, 2024 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the nine months ended August 30, 2025. Similarly, substantially all of the customer deposits held at August 30, 2025 are expected to be recognized as revenue within the next twelve months.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At August 30, 2025 and November 30, 2024, our balance of prepaid commissions included in other current assets was $2,537 and $2,928, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and nine months ended August 30, 2025 and August 31, 2024, excluding intercompany transactions between our segments, is a follows:

	Quarter Ended
	August 30, 2025				August 31, 2024
	Wholesale	Retail	Corporate & Other	Total	Wholesale	Retail	Corporate & Other (2)	Total
Bassett Custom Upholstery	$18,704	$28,606	$-	$47,310	$17,511	$25,631	$-	$43,142
Bassett Leather	3,865	2,271	-	6,136	3,730	1,229	-	4,959
Bassett Custom Wood	2,669	6,783	-	9,452	2,959	7,617	-	10,576
Bassett Casegoods	2,974	7,307	-	10,281	3,175	5,909	-	9,084
Accessories, mattresses and other (1)	-	6,924	-	6,924	-	6,870	988	7,858
Consolidated net sales of furniture and accessories	$28,212	$51,891	$-	$80,103	$27,375	$47,256	$988	$75,619

	Nine Months Ended
	August 30, 2025				August 31, 2024
	Wholesale	Retail	Corporate & Other	Total	Wholesale	Retail	Corporate & Other (2)	Total
Bassett Custom Upholstery	$57,555	$87,641	$-	$145,196	$59,169	$82,690	$-	$141,859
Bassett Leather	11,894	5,990	-	17,884	11,254	3,173	-	14,427
Bassett Custom Wood	9,016	22,957	-	31,973	10,510	24,336	-	34,846
Bassett Casegoods	8,731	21,031	-	29,762	9,238	19,684	-	28,922
Accessories, mattresses and other (1)	-	21,798	-	21,798	-	21,595	3,934	25,529
Consolidated net sales of furniture and accessories	$87,196	$159,417	$-	$246,613	$90,171	$151,478	$3,934	$245,583

(1) Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

(2) Corporate and other for the three and nine months ended August 31, 2024 includes the sales of Noa Home, which was acquired on September 2, 2022, closed during fiscal 2024 and substantially liquidated as of November 30, 2024.

17 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

15. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and nine months ended August 30, 2025 and August 31, 2024:

	Quarter Ended		Nine Months Ended

	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Common Stock:

Beginning of period	$43,410	$43,808	$43,681	$43,842
Issuance of common stock	85	100	250	291
Purchase and retirement of common stock	(117)	(234)	(553)	(459)

End of period	$43,378	$43,674	$43,378	$43,674

Common Shares Issued and Outstanding:

Beginning of period	8,681,851	8,761,332	8,736,046	8,768,221
Issuance of common stock	16,978	20,139	50,167	58,256
Purchase and retirement of common stock	(23,311)	(46,843)	(110,695)	(91,849)

End of period	8,675,518	8,734,628	8,675,518	8,734,628

Additional Paid-in Capital:

Beginning of period	$-	$52	$6	$93
Issuance of common stock	1	(4)	(1)	(16)
Purchase and retirement of common stock	(167)	(246)	(478)	(671)
Stock based compensation	166	198	473	594

End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$122,597	$127,807	$122,847	$139,354
Net income (loss) for the period	801	(4,505)	4,573	(12,899)
Purchase and retirement of common stock	(81)	(158)	(627)	(158)
Cash dividends declared and paid	(1,734)	(1,756)	(5,210)	(4,909)

End of period	$121,583	$121,388	$121,583	$121,388

Accumulated Other Comprehensive Income (Loss):

Beginning of period	$769	$(7)	$793	$152
Cumulative translation adjustments, net of tax	-	(24)	-	(198)
Amortization of pension costs, net of tax	(12)	6	(36)	21

End of period	$757	$(25)	$757	$(25)

The balance of cumulative translation adjustments, net of tax, was zero at both August 30, 2025 and November 30, 2024.

18 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

16. Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 740) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require: that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); and that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The amendments in ASU 2023-07 will become effective for us for our 2025 fiscal year and for interim periods beginning with our 2026 fiscal year. While we do not expect that this guidance will have a material impact upon our financial position and results of operations, it will result in a significant change to our segment disclosures for the year ending November 29, 2025.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05 – Financial Instruments – Credit Losses (Topic ASC 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 become effective for fiscal years and for interim periods beginning after December 15, 2025, and early adoption is permitted. We have elected to adopt ASU 2025-05 beginning with the third quarter of fiscal 2025 and have elected to utilize the practical expedient provided therein. The adoption of this ASU did not have a material impact on our financial position or results of operations.

19 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
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
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Our fiscal year, which ends on the last Saturday of November, periodically results in a 53-week year instead of the normal 52 weeks. The prior fiscal year ending November 30, 2024 was a 53-week year, with the additional week being included in the first fiscal quarter. Accordingly, the information presented below includes 39 weeks of operations for the nine months ended August 30, 2025 as compared to 40 weeks included in the nine months ended August 31, 2024.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. We know that we are driving a significant percentage of the retail foot traffic to our store network and our open market customers through engagement with www.bassettfurniture.com. Although e-commerce sales continue to be small in relation to in-store sales, we are pleased that we have seen a greater than 30% e-commerce sales increase for the nine months ended August 30, 2025 as compared to the same period of 2024. We will continue to invest in ongoing improvements to the aesthetics and user experience that we provide on our website.

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

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We have a factory in Martinsville, Virginia that assembles and finishes our custom bedroom and dining offerings. We also own a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture.

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

21 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Results of Operations – Periods ended August 30, 2025 compared with the periods ended August 31, 2024:

Consolidated results of operations for the three and nine months ended August 30, 2025 and August 31, 2024 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 30, 2025		August 31, 2024		Dollars	Percent	August 30, 2025		August 31, 2024		Dollars	Percent

Net sales of furniture and accessories	$80,103	100.0%	$75,619	100.0%	$4,484	5.9%	$246,613	100.0%	$245,583	100.0%	$1,030	0.4%
Cost of furniture and accessories sold	35,109	43.8%	35,526	47.0%	(417)	-1.2%	107,880	43.7%	113,863	46.4%	(5,983)	-5.3%
Gross profit	44,994	56.2%	40,093	53.0%	4,901	12.2%	138,733	56.3%	131,720	53.6%	7,013	5.3%
SG&A expenses	44,401	55.4%	45,210	59.8%	(809)	-1.8%	133,188	54.0%	142,141	57.9%	(8,953)	-6.3%
Loss on contract abandonment	-	0.0%	1,240	1.6%	(1,240)	100.0%	-	0.0%	1,240	0.5%	(1,240)	100.0%
Asset impairment charges	-	0.0%	-	0.0%	-	100.0%	-	0.0%	5,515	2.2%	(5,515)	100.0%

Income (loss) from operations	$593	0.7%	$(6,357)	-8.4%	$6,950	N/M	$5,545	2.3%	$(17,176)	-7.0%	$22,721	N/M

*39 weeks for fiscal 2025 as compared with 40 weeks for fiscal 2024.

Analysis of Quarterly Results:

Total sales revenue for the three months ended August 30, 2025 increased $4,484 or 5.9% over the prior year period. This consisted of a $4,635 or 9.8% increase in retail sales from our Company-owned stores and an $837 or 3.1% increase in sales to external wholesale customers, partially offset by a $988 decline in sales by Noa Home, which was closed during the second half of fiscal 2024.

Gross margins for the three months ended August 30, 2025 increased 320 basis points over the prior year period primarily due to margin improvements at wholesale partially offset by a slight decrease in retail margins from our Company-owned stores. In addition, the wholesale gross margin in the prior year period was negatively impacted by $609 of unproductive labor costs incurred during the temporary shutdown resulting from the cybersecurity incident that occurred during the third quarter of fiscal 2024.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the three months ended August 30, 2025 decreased 440 basis points from 2024 primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024, on-going cost containment activities and greater leverage of fixed costs due to higher sales levels.

Analysis of Year-to-Date Results:

Total sales revenue for the nine months ended August 30, 2025 increased $1,030 or 0.4% over the prior year period. Normalizing for the additional week in the first nine months of 2024, consolidated sales increased 3.0% which included a 7.9% increase in retail sales, partially offset by a 0.8% decrease in sales to external wholesale customers and a $3,934 decline due to the closure of Noa Home during the second half of 2024.

Gross margins for the nine months ended August 30, 2025 increased 270 basis points over the prior year period. Gross margins in the prior year were adversely impacted by increased inventory valuation charges of $1,729 in the wholesale segment, $472 in the retail segment and $500 in the Noa Home operation, as well as $609 of unproductive labor costs incurred during the temporary shutdown resulting from the cybersecurity incident. Excluding the above-mentioned additional inventory valuation charges and unproductive labor costs in 2024, gross margins would have increased 130 basis points primarily due to improved margins in the wholesale segment.

Selling, general and administrative (“SG&A”) expenses as a percentage of sales for the nine months ended August 30, 2025 decreased 390 basis points from 2024 primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024 coupled with on-going cost containment activities.

22 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the three and nine months ended August 31, 2024, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022, subsequently closed during fiscal 2024 and substantially liquidated as of November 30, 2024. All sales reported in our Corporate and other category during fiscal 2024 were attributable to Noa Home, which generated substantially all of its sales outside of the United States.

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
AUGUST 30, 2025
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

	Quarter Ended August 30, 2025
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$50,787	$51,891	$-	$(22,575	) (1)	$-	$-	$80,103
Cost of furniture and accessories sold	32,950	24,710	-	(22,551	) (2)	-	-	35,109
Gross profit	17,837	27,181	-	(24)		-	-	44,994
SG&A expense	9,782	27,514	7,419	(314	) (3)	-	-	44,401
Income (loss) from operations	8,055	(333)	(7,419)	290		-	-	593
Interest income	-	-	-	-		-	472	472
Other loss, net	-	-	-	-		-	30	30
Income (loss) before income taxes	$8,055	$(333)	$(7,419)	$290		$-	$502	$1,095

	Quarter Ended August 31, 2024
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$47,828	$47,256	$988	$(20,453	) (1)	$-	$-	$75,619
Cost of furniture and accessories sold	33,147	22,285	504	(20,410	) (2)	-	-	35,526
Gross profit	14,681	24,971	484	(43)		-	-	40,093
SG&A expense	10,241	27,811	7,447	(289	) (3)	-	-	45,210
Loss on contract abandonment	-	-	-	-		1,240 (4)		1,240
Income (loss) from operations	4,440	(2,840)	(6,963)	246		(1,240)	-	(6,357)
Interest income	-	-	-	-		-	692	692
Other loss, net	-	-	-	-		-	(109)	(109)
Income (loss) before income taxes	$4,440	$(2,840)	$(6,963)	$246		$(1,240)	$583	$(5,774)

24 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

	Nine Months Ended August 30, 2025*
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$157,943	$159,417	$-	$(70,747	) (1)	$-	$-	$246,613
Cost of furniture and accessories sold	102,789	75,485	-	(70,394	) (2)	-	-	107,880
Gross profit	55,154	83,932	-	(353)		-	-	138,733
SG&A expense	30,124	83,831	20,166	(933	) (3)	-	-	133,188
Income (loss) from operations	25,030	101	(20,166)	580		-	-	5,545
Interest income	-	-	-	-		-	1,552	1,552
Other loss, net	-	-	-	-		-	(851)	(851)
Income (loss) before income taxes	$25,030	$101	$(20,166)	$580		$-	$701	$6,246

	Nine Months Ended August 31, 2024*
	Non-GAAP Presentation								GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items		Non-Operating	Consolidated

Net sales of furniture and accessories	$155,138	$151,478	$3,934	$(64,967	) (1)	$-			$245,583
Cost of furniture and accessories sold	105,763	70,805	2,239	(64,944	) (2)	-			113,863
Gross profit	49,375	80,673	1,695	(23)		-			131,720
SG&A expense	32,489	87,347	23,195	(890	) (3)	-			142,141
Loss on contract abandonment	-	-	-	-		1,240	(4)		1,240
Asset impairment charges	-	-	-	-		5,515	(5)		5,515
Income (loss) from operations	16,886	(6,674)	(21,500)	867		(6,755)		-	(17,176)
Interest income	-	-	-	-		-		2,075	2,075
Other loss, net	-	-	-	-		-		(489)	(489)
Income (loss) before income taxes	$16,886	$(6,674)	$(21,500)	$867		$(6,755)		$1,586	$(15,590)

*39 weeks for fiscal 2025 as compared with 40 weeks for fiscal 2024.

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
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

25 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 30, 2025 and August 31, 2024 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 30, 2025		August 31, 2024		Dollars	Percent	August 30, 2025		August 31, 2024		Dollars	Percent

Net sales	$50,787	100.0%	$47,828	100.0%	$2,959	6.2%	$157,943	100.0%	$155,138	100.0%	$2,805	1.8%
Gross profit (1)	17,837	35.1%	14,681	30.7%	3,156	21.5%	55,154	34.9%	49,375	31.8%	5,779	11.7%
SG&A expenses	9,782	19.3%	10,241	21.4%	(459)	-4.5%	30,124	19.1%	32,489	20.9%	(2,365)	-7.3%
Income from operations	$8,055	15.9%	$4,440	9.3%	$3,615	81.4%	$25,030	15.8%	$16,886	10.9%	$8,144	48.2%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*39 weeks for fiscal 2025 as compared with 40 weeks for fiscal 2024.

Wholesale sales by major product category are as follows:

	Quarter Ended
	August 30, 2025				August 31, 2024				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$18,704	$14,208	$32,912	64.8%	$17,511	$13,069	$30,580	63.9%	$2,332	7.6%
Bassett Leather	3,865	743	4,608	9.1%	3,730	535	4,265	8.9%	343	8.0%
Bassett Custom Wood	2,669	3,604	6,273	12.4%	2,959	3,432	6,391	13.4%	(118)	-1.8%
Bassett Casegoods	2,974	4,020	6,994	13.8%	3,175	3,417	6,592	13.8%	402	6.1%
Total	$28,212	$22,575	$50,787	100.0%	$27,375	$20,453	$47,828	100.0%	$2,959	6.2%

	Nine Months Ended*
	August 30, 2025				August 31, 2024				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$57,555	$44,285	$101,840	64.5%	$59,169	$40,845	$100,014	64.5%	$1,826	1.8%
Bassett Leather	11,894	2,164	14,058	8.9%	11,254	1,462	12,716	8.2%	1,342	10.6%
Bassett Custom Wood	9,016	12,015	21,031	13.3%	10,510	12,062	22,572	14.5%	(1,541)	-6.8%
Bassett Casegoods	8,731	12,283	21,014	13.3%	9,238	10,598	19,836	12.8%	1,178	5.9%
Total	$87,196	$70,747	$157,943	100.0%	$90,171	$64,967	$155,138	100.0%	$2,805	1.8%

*39 weeks for fiscal 2025 as compared with 40 weeks for fiscal 2024.

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended August 30, 2025 increased $2,959 or 6.2% over the prior year, consisting of a 9.2% increase in shipments to our retail store network, a 0.8% increase in shipments to the open market, and a 9.6% increase in Lane Venture shipments. Gross margins for the three months ended August 30, 2025 increased 440 basis points over the prior year period. Excluding the $609 of unproductive labor costs incurred during the temporary shutdown resulting from the cybersecurity incident in the prior year period, gross margins would have increased by 310 basis points. This margin increase was driven by improved pricing strategies in both the upholstery and wood operations coupled with greater leverage of fixed costs from higher sales levels. SG&A expenses as a percentage of sales decreased 210 basis points primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024 coupled with greater leverage of fixed costs from higher sales levels.

26 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results – Wholesale

Net sales for the nine months ended August 30, 2025 increased $2,805 or 1.8% over the prior year. Normalizing for the additional week in the first nine months of 2024, net sales increased 4.4%, consisting of a 9.1% increase in shipments to our retail store network, partially offset by a 1.5% decrease in shipments to the open market and a 3.4% decrease in Lane Venture shipments. Gross margins for the nine months ended August 30, 2025 increased 310 basis points over the prior year. Excluding the $1,729 of increased inventory valuation charges in 2024 and $609 of unproductive labor costs incurred during the temporary shutdown resulting from the cybersecurity incident in 2024, gross margins would have increased by 160 basis points due primarily to improved margins in our Bassett Custom Upholstery business from manufacturing efficiency gains, increased margins in our Lane Venture operations due to improved customer mix and improved margins in the Bassett Leather business, and improved pricing strategies in the remaining wood and upholstery operations, partially offset by the prior year including a reduction in the warranty and returns reserve from improved experience in warranty and returns claims and improved administration of those claims. SG&A expenses as a percentage of sales decreased 180 basis points primarily due to lower bad debt costs coupled with the benefit of cost reductions implemented during the second half of fiscal 2024.

Wholesale Backlog

Wholesale backlog at August 30, 2025 was $16,596 as compared to $21,750 at November 30, 2024 and $18,481 at August 31, 2024.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended August 30, 2025 and August 31, 2024 are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 30, 2025		August 31, 2024		Dollars	Percent	August 30, 2025		August 31, 2024		Dollars	Percent

Net sales	$51,891	100.0%	$47,256	100.0%	$4,635	9.8%	$159,417	100.0%	$151,478	100.0%	$7,939	5.2%
Gross profit (1)	27,181	52.4%	24,971	52.8%	2,210	8.9%	83,932	52.6%	80,673	53.3%	3,259	4.0%
SG&A expenses	27,514	53.0%	27,811	58.9%	(297)	-1.1%	83,831	52.6%	87,347	57.7%	(3,516)	-4.0%
Loss from operations	$(333)	-0.6%	$(2,840)	-6.0%	$2,507	-88.3%	$101	0.1%	$(6,674)	-4.4%	$6,775	-101.5%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Results of Operations above.

*39 weeks for fiscal 2025 as compared with 40 weeks for fiscal 2024.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Nine Months Ended*				Change
	August 30, 2025		August 31, 2024		Dollars	Percent	August 30, 2025		August 31, 2024		Dollars	Percent

Bassett Custom Upholstery	$28,606	55.1%	$25,631	54.2%	$2,975	11.6%	$87,641	55.0%	$82,690	54.6%	$4,951	6.0%
Bassett Leather	2,271	4.4%	1,229	2.6%	1,042	84.8%	5,990	3.8%	3,173	2.1%	2,817	88.8%
Bassett Custom Wood	6,783	13.1%	7,617	16.1%	(834)	-10.9%	22,957	14.4%	24,336	16.1%	(1,379)	-5.7%
Bassett Casegoods	7,307	14.1%	5,909	12.5%	1,398	23.7%	21,031	13.2%	19,684	13.0%	1,347	6.8%
Accessories, mattresses and other (1)	6,924	13.3%	6,870	14.5%	54	0.8%	21,798	13.7%	21,595	14.3%	203	0.9%
Total	$51,891	100.0%	$47,256	100.0%	$4,635	9.8%	$159,417	100.0%	$151,478	100.0%	$7,939	5.2%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*39 weeks for fiscal 2025 as compared with 40 weeks for fiscal 2024.

27 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Analysis of Quarterly Results - Retail

Net sales for the three months ended August 30, 2025 increased $4,635 or 9.8% over the prior year period. Written sales (the value of sales orders taken but not delivered) increased 2.4% from the third quarter of 2024. Gross margin for the three months ended August 30, 2025 declined 40 basis points from the prior period due to lower margins for both in-line and clearance goods as we have become more aggressive in cycling through unproductive inventory coupled with increased promotional activity. SG&A expenses as a percentage of sales for the three months ended August 30, 2025 decreased 590 basis points primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024, lower advertising and marketing costs, efficiency gains in our warehouse and delivery operation along with greater leverage of fixed costs due to higher sales levels.

Analysis of Year-to-Date Results – Retail

Net sales for the nine months ended August 30, 2025 increased $7,939 or 5.2% over the prior year period. Normalizing for the additional week in the first nine months of 2024, net sales increased by 7.9%. Written sales (the value of sales orders taken but not delivered) declined 0.2% from the prior year period. Normalizing for the additional week in the first nine months of 2024, written sales increased 2.3%. Gross margin for the nine months ended August 30, 2025 declined 70 basis points over the prior period. Excluding the $471 of additional inventory valuation charges in the prior year period, gross margins would have decreased by 100 basis points due to lower margins for both in-line and clearance goods as we have become more aggressive in cycling through unproductive inventory coupled with increased promotional activity. SG&A expenses as a percentage of sales for the nine months ended August 30, 2025 decreased 510 basis points primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024, lower advertising and marketing costs, efficiency gains in our warehouse and delivery operation along with greater leverage of fixed costs due to higher sales levels.

Retail Backlog

Retail backlog at August 30, 2025 was $32,206 compared to $37,053 at November 30, 2024 and $33,251 at August 31, 2024.

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions along with any operating segments that do not meet the requirements to be reportable segments. Therefore, prior to fiscal 2025, Noa Home was included within the Corporate and other reconciling category and accounted for all of the sales and gross profit within this reconciling category. Revenues, costs and expenses of Corporate and other for the periods ended August 30, 2025 and August 31, 2024 are as follows:

	Quarter Ended		Change		Nine Months Ended*		Change
	August 30, 2025	August 31, 2024	Dollars	Percent	August 30, 2025	August 31, 2024	Dollars	Percent

Net sales	$-	$988	$(988)	-100.0%	$-	$3,934	$(3,934)	-100.0%
Gross profit	-	484	(484)	-100.0%	-	1,695	(1,695)	-100.0%
SG&A expenses	7,419	7,447	(28)	-0.4%	20,166	23,195	(3,029)	-13.1%
Net expenses	$(7,419)	$(6,963)	$(456)	6.5%	$(20,166)	$(21,500)	$1,334	-6.2%

*39 weeks for fiscal 2025 as compared with 40 weeks for fiscal 2024.

Analysis of Results – Corporate and Other

Sales and gross profit declined from the prior year period due to the closure and liquidation of Noa Home during fiscal 2024. The $28 and $3,029 decrease in SG&A expenses for the three and nine months ended August 30, 2025, respectively, was primarily due to closure of Noa Home and decreased corporate overhead spending from better expense management, including the benefit of cost reductions implemented during the second half of fiscal 2024, partially offset by increased incentive compensation.

28 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Other Items Affecting Net Income (Loss)

Interest Income

Interest income for the three and nine months ended August 30, 2025 was $472 and $1,552, respectively, compared to $692 and $2,075, respectively, for the three and nine months ended August 31, 2024. The decline from the prior year period is primarily due to lower balances of interest-bearing cash and cash equivalents, as well as lower average rates earned on our cash and cash equivalents and investments in CDs compared to the preceding year.

Other Income (Loss), Net

Other income (loss), net, for the three and nine months ended August 30, 2025 was $30 and $(851), respectively, compared to $(109) and $(489), respectively, for the three and nine months ended August 31, 2024. The net change from the prior year quarter and year to date was primarily due to changes in the net costs associated with Company-owned life insurance compared to the prior year periods.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.8% and 26.8% for the three and nine months ended August 30, 2025, respectively. The effective rates for the three and nine months ended August 30, 2025 differ from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

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

In July of 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). While the Act includes a wide range of provisions that could impact our financial results in future periods, we do not expect the passage of the Act to have a material impact on our results of operations or financial condition in the current fiscal year.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the first nine months of fiscal 2025 was $5,726 compared to cash used in operations of $2,323 for the first nine months of fiscal 2024, representing an improvement of $8,049 in cash flows from operations. This increase was primarily the result of improved operating income and changes in working capital due to the timing impact of expenditures as a result of an additional week in the first nine months of 2024, partially offset by a planned increase in inventory levels.

Our overall cash position declined $5,138 during the first nine months of 2025. During the first nine months of fiscal 2025, we spent $3,737 on purchases of property and equipment. We also paid $5,210 in dividends during the first nine months of 2025. We repurchased $1,522 of shares under our stock repurchase program during the first nine months of 2025 compared to repurchases of $1,127 in the prior year period. We expect capital expenditures for the full year to range from $5 million to $7 million. As of August 30, 2025, $18,882 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $54,634 on hand at August 30, 2025, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

29 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

Debt and Other Obligations

On May 15, 2024, we entered into the Credit Facility with our bank. This Credit Facility provides for a line of credit of up to $25,000. At August 30, 2025, we had $8,182 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio not to exceed 3.35 times.

Since our used commitment was less than $8,250 at August 30, 2025, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $16,818.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease certain personal property such as lift trucks, office equipment and local delivery trucks. The present value of our obligations for leases with terms in excess of one year at August 30, 2025 is $93,300 and is included in our accompanying condensed consolidated balance sheet at August 30, 2025. We were contingently liable under licensee lease obligation guarantees in the amount of $4,393 at August 30, 2025. The remaining terms under these lease guarantees extend for six years. See Note 11 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

Investment in Retail Real Estate

We have a substantial investment in real estate acquired for use as retail locations and occupied by Company-owned retail stores. Such real estate is included in property and equipment, net, in the accompanying condensed consolidated balance sheet and consists of eight properties with an aggregate square footage of 203,465 and a net book value of $23,680 at August 30, 2025.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 11 to our condensed consolidated financial statements for further information regarding certain contingencies as of August 30, 2025.

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

30 of 34

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 30, 2025
(Dollars in thousands except share and per share data)

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $23,680 at August 30, 2025 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $4,393 which we have guaranteed on behalf of certain licensees as of August 30, 2025 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At August 30, 2025, the unamortized balance of such right-of-use assets used in continuing operations totaled $80,532. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

31 of 34

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2025

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended August 30, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 1, 2025 - July 5, 2025	23,000	$15.59	23,000	$18,887
July 6, 2025 - August 2, 2025	311	$16.02	311	$18,882
August 3, 2025 - August 30, 2025	-	$-	-	$18,882

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At August 30, 2025, $18,882 remained available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c)

During the fiscal quarter ended August 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6. Exhibits

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended to date are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended to date are incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on July 22, 2025.

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

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 of 34

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 30, 2025

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
October 8, 2025

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer
October 8, 2025

34 of 34