Form 10-K
period 2025-11-29
BASSETT FURNITURE INDUSTRIES INC
filed 2026-02-05
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C., 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2025 was $133,570,442.

The number of shares of the Registrant’s common stock outstanding on January 28, 2026 was 8,654,370

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Bassett Furniture Industries, Incorporated definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be held March 11, 2026, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

As used herein, unless the context otherwise requires, “Bassett,” the “Company,” “we,” “us” and “our” refer to Bassett Furniture Industries, Incorporated and its subsidiaries. References to 2025, 2024 and 2023 mean the fiscal years ended November 29, 2025, November 30,2024 and November 25, 2023. Please note that fiscal 2024 contained 53 weeks while fiscal 2025 and 2023 each contained 52 weeks.

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

●	competitive conditions in the home furnishings industry

●	overall retail traffic levels in stores and on the internet and consumer demand for home furnishings

●	ability of our customers and consumers to obtain affordable credit due to increased interest rates

●	the profitability of the stores (independent licensees and Company-owned retail stores) which may result in future store closings

●	the risk of additional asset impairment charges arising from the ongoing efforts to consolidate our retail warehouses

●	ability to implement our Company-owned retail strategies and realize the benefits from such strategies

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

●

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

You should keep in mind that any forward-looking statement made by us in this report speaks only as of the date on which such forward-looking statement is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date hereof, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the events described in any forward-looking statement made in this report might not occur.

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

Approximately 60% of our wholesale sales arise from our network of 86 Company-owned and licensee-owned Bassett Home Furnishings (“BHF”) stores. Our store program is designed to provide a single source home furnishings retail store with a unique combination of stylish, quality furniture and accessories with a high level of customer service. The stores highlight our custom furniture design and manufacturing capabilities, free in-home or virtual design visits (“home makeovers”) and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Salespeople are referred to as “Design Consultants” and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home or virtual design services for our customers.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. We know that we are driving a significant percentage of the retail foot traffic to our store network and our open market customers through engagement with www.bassettfurniture.com. Digital outreach strategies have been the primary vehicle for brand advertising and customer acquisition. We began supplementing the digital outreach strategy with added direct mail and television late in 2024 and expect to continue with a balanced blend of both digital and traditional direct mail and television in 2026.

We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. While traffic to the website decreased 8% during 2025, sales conversion rates increased 28% resulting in a 25% increase in total web sales. Although e-commerce sales continue to be small relative to in-store sales, we will continue to invest in ongoing improvements to the aesthetics and user experience on our website while not compromising on our in-store experience or the quality of our in-home makeover capabilities.

During the fourth quarter of fiscal 2022 we acquired Noa Home Inc. (“Noa Home”). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home had operations in Canada, Australia, Singapore and the United Kingdom. After nearly two years of operating losses, we concluded during the second quarter of 2024 that Noa Home was not likely to achieve profitability at any time in the foreseeable future and decided to cease operations by selling the inventory in an orderly fashion. As of the end of 2024, we had substantially completed the liquidation of Noa Home’s assets and liabilities. In the second quarter of 2024 we recognized non-cash charges totaling $2,401 related to the impairment of certain long-lived assets of Noa Home and the establishment of a reserve against Noa Home’s remaining inventory at that time. Upon substantially completing the liquidation of Noa Home at the end of the fourth quarter of 2024, we recognized a charge of $962 associated with the transfer of the cumulative translation losses out of accumulated other comprehensive income.

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We have a factory in Martinsville, Virginia that assembles and finishes our custom bedroom and dining offerings. We also have a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture.

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

Wholesale shipments by category for the last three fiscal years, excluding intercompany sales to our retail segment, are summarized below:

	2025				2024*				2023
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$76,923	$59,391	$136,314	63.5%	$79,281	$55,168	$134,449	64.8%	$89,005	$66,363	$155,368	62.4%
Bassett Leather	16,484	3,252	19,736	9.2%	15,705	1,920	17,625	8.5%	26,701	1,171	27,872	11.2%
Bassett Custom Wood	12,357	16,297	28,654	13.4%	13,735	15,932	29,667	14.3%	17,357	20,070	37,427	15.0%
Bassett Casegoods	12,835	17,075	29,910	13.9%	11,720	14,001	25,721	12.4%	12,329	15,915	28,244	11.3%
Total	$118,599	$96,015	$214,614	100.0%	$120,441	$87,021	$207,462	100.0%	$145,392	$103,519	$248,911	100.0%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2025 and 2023.

Approximately 23% of our 2025 wholesale sales were of imported product compared to 20% in 2024 and 22% in 2023. We define imported product as fully finished product that is sourced. Our domestic product includes certain products that contain components which were also sourced. We continue to believe that a blended strategy including domestically produced products primarily of a custom-order nature combined with sourcing of major collections provides the best value and quality of products to our customers.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $19,519 at November 29, 2025 and $21,750 at November 30, 2024.

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

Retail Segment Overview – Company-Owned Retail Stores

The retail—Company-owned stores segment consists of 57 BHF stores that provide consumers with a friendly and casual environment for buying furniture and accessories. The retail furniture industry remains very competitive and includes local furniture stores, regional furniture retailers, national department and chain stores, single-vendor branded retailers and on-line retailers. As a whole, our store network which includes 29 licensee-owned stores in addition to the 57 BHF Company-owned stores, ranks in the top 40 in retail furniture sales in the United States. The following table shows the number of Company-owned stores by state at November 29, 2025:

	Number of		Number of
State	Stores	State	Stores
Arizona	3	Nevada	1
Arkansas	1	New Jersey	2
California	1	New York	4
Connecticut	3	North Carolina	5
Delaware	1	Ohio	2
Florida	5	Oklahoma	1
Georgia	3	Pennsylvania	2
Kentucky	1	South Carolina	1
Maryland	3	Tennessee	1
Massachusetts	1	Texas	11
Missouri	1	Virginia	4
		Total	57

Net sales for our Company-owned retail stores by major product category for the last three fiscal years are summarized below:

	2025		2024*		2023

Bassett Custom Upholstery	$117,231	54.1%	$111,943	54.7%	$134,000	56.8%
Bassett Leather	9,121	4.2%	4,990	2.4%	1,951	0.8%
Bassett Custom Wood	31,885	14.7%	32,201	15.7%	36,732	15.6%
Bassett Casegoods	29,218	13.5%	26,179	12.8%	32,252	13.7%
Accessories, mattresses & other (1)	29,226	13.5%	29,250	14.3%	31,005	13.1%

Total	$216,681	100.0%	$204,563	100.0%	$235,940	100.0%

(1)	Includes sales of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2025 and 2023.

We also continue to examine the performance of every one of our stores. Store traffic has been declining and the effect on our retail model has become increasingly challenging. We believe that on a market-by-market basis, there will be fewer stores in the future. We will continue to evaluate store-by-store performance as we seek the optimal store count in the markets in which we compete at retail. We closed one store in 2025 and expect to open two new stores in 2026. We are also planning to relocate one store within the same market in late 2026 or 2027.

Corporate and Other

In addition to the two reportable segments described above, we include our remaining business activities in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended November 29, 2025, November 30, 2024 and November 25, 2023, the only such operating segment included in Corporate and other was Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category were attributable to Noa Home, which generated substantially all of its sales outside of the United States. During the second quarter of 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations by selling the inventory in an orderly fashion. As of the end of 2024, we had substantially completed the liquidation of Noa Home.

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

We may also be affected by laws and regulations of countries from which we source goods. Labor, environmental and other laws and regulations change over time, especially in the developing countries from which we source. Changes in these areas of regulation could negatively impact the cost and availability of sourced goods. The timing and extent to which these regulations could have an adverse effect on our financial position or results of operations is difficult to predict. In addition, the imposition of new or increased duties, tariffs, retaliatory tariffs and trade limitations with respect to foreign-sourced products could negatively impact the cost of such goods. While we currently do not believe that costs associated with such trade policies will have a material adverse effect on our financial position or future results of operations, changes to such policies in the future could negatively impact our financial position or future results of operations.

Human Capital

We employed 1,194 people as of November 29, 2025. Our associate count represents a decrease of 34 from a year ago, 29 due to headcount reductions in our manufacturing facilities in response to business conditions and 9 in our retail segment primarily attributable to the closure of a store location and the consolidation of several warehouses. Headcount by segment is as follows:

●	615 in the wholesale segment
●	444 in the retail segment
●	135 in the corporate segment

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

Focus Group Study

In 2025 we conducted a focus group study, facilitated by a third-party consultant, in our manufacturing facilities and our corporate office. Meeting in groups of 8-10, approximately 20% of our associates participated and shared their thoughts about the Company and their work environment. This information was provided to senior management by the consultant in location-specific summary reports. Based on opinions shared by the focus groups, we gained valuable insight into how we can improve our work environments and better communicate with our associates.

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

●

Our benefits and wellness app, free to our associates and their dependents, assists with locating best-in-class, in terms of quality and cost, healthcare providers and facilities, along with free virtual exercise therapy for back and joint care.

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
●

We offer comprehensive benefit plans including Company-subsidized health insurance, 401(k) Plan with Company matching contributions, and paid time off. We believe our benefit plans are competitive and meet the needs of most of our associates.

Work Environment

Our investments in our facilities continue, which improve our associates’ safety and comfort, and increase efficiency. These include:

●	Continued installation of air quality control equipment at our Martinsville, VA facility.
●	Roof replacement and a complete freight elevator refurbishment at our Central Warehouse in Bassett, VA.
●	Installation of a new HVAC system at one of our upholstery manufacturing facilities in Newton, NC.
●	Installation of a biometric (finger scan) building entry system at our Corporate Office to improve security.

Our comprehensive human resources, benefits, payroll and timekeeping system gives our associates the ability to view, and where applicable, update their personal information, benefits enrollments, pay history and time worked in real time.

Through our “Opportunities For Improvement” program, associates can submit an “OFI” about a job-related issue they’ve experienced or observed and a suggestion for improvement. Examples include concerns related to product quality, process improvement, safety and communication issues.

Professional Development

We offer opportunities to our associates for educational and skill development, including:

●	Tuition reimbursement for associates who desire to further their education
●	Online training for managers, with classes completed monthly
●	Training for customer-facing associates designed to enhance the in-store and follow up experiences for our customers

Environmental and Civic Responsibility

Representing our commitment to sustainably sourced hardwoods, each Arbor Day since 2021, over 30 of our associates travel to central Ohio to take part in the planting of Appalachian hardwood seedlings. This event is hosted by our BenchMade supply partners, and over 220,000 trees have been planted to date – and counting. Additionally, we remain committed to our recycling efforts. Materials recycled in 2025 include:

	Tons		Tons
Wood Dust	1,333	Fabric Scraps	177
Paper/Cardboard	162	Wood Pallets	148
Metal/Electronics	56	Finishing Materials	16
Plastic	36
Foam	9,450 cubic feet

In 2025, we partnered with the mission-driven team from Military Makeover with Montel® to design and furnish a home for a North Carolina veteran and his family. Additionally, we supported numerous other charitable and civic organizations with monetary and in-kind donations.

Major Customers

Our risk exposure related to our customers, consisting primarily of trade accounts receivable along with certain guarantees, net of recognized reserves, totaled approximately $18,528 and $18,281 at November 29, 2025 and November 30, 2024, respectively. At November 29, 2025 and November 30, 2024, approximately 41% and 43%, respectively, of the aggregate risk exposure, net of reserves, was attributable to five customers. In fiscal 2025, 2024 and 2023, no customer accounted for more than 10% of total consolidated net sales.

Available Information

We file our annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the Securities and Exchange Commission (“SEC”) are available to the public at the SEC’s website at www.sec.gov.

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

Historically, the home furnishings industry has been subject to cyclical variations in the general economy and to uncertainty regarding future economic prospects. Should current economic conditions weaken, the current rate of housing starts continue to decline, or rising inflation persist, consumer confidence and demand for home furnishings could deteriorate which could adversely affect our business through its impact on the performance of our Company-owned stores, as well as our licensees and the ability of a number of them to meet their obligations to us.

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

Maintaining and enhancing our brand is critical to our ability to expand our base of customers and drive increased traffic at both Company-owned and licensee-owned stores and on our website. Digital outreach strategies have been the primary vehicle for brand advertising and customer acquisition. We began supplementing the digital outreach strategy with added direct mail and television late in 2024 and expect to continue with a balanced blend of both digital and traditional direct mail and television in 2026. We have also invested heavily in our website and e-commerce. We cannot provide assurance that our marketing, advertising and other efforts to promote and maintain awareness of our brand will not require us to incur substantial costs. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial condition could be adversely affected.

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

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, natural disasters and errors by employees.  Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could reduce our sales or result in longer production times.  If our critical business computer systems or back-up systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them. We have been a target of a cybersecurity attack in the past, and while such attack did not result in a material impact on our operations, business, customer relationships or reputation, we can provide no assurance that cybersecurity attacks or incidents in the future will not have a material adverse impact on our business.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBERSECURITY

Risk Management and Strategy

The Company maintains an information security program designed in alignment with the ISO/IEC 27001 and ISO/IEC 27002 standards to address risks arising from cybersecurity threats. The program consists of documented policies, standards, and procedures that define the design, implementation, operation, and maintenance of security controls. The maturity and effectiveness of the information security program are evaluated biennially by an independent third party.

A risk assessment is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls used by the Company include, endpoint threat detection and response (EDR), identity and access management (IAM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention systems, vulnerability and patch management, and ongoing employee information security awareness and training programs. An internal information security audit program is maintained to help ensure that these controls remain operational and effective.

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

The Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. As described above, we utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or if we underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. And events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

In fiscal 2024, the Company activated its incident response plan to address a cybersecurity incident that was resolved without material impact to the Company. The Company is not aware of any additional cybersecurity threats or incidents to date that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.

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

ITEM 2.         PROPERTIES

We own the following facilities, by segment:

Wholesale Segment:

Facility	Location

Bassett Wood Division	Martinsville, Virginia
Bassett Upholstery Division	Newton, North Carolina
Bassett Upholstery Division	Haleyville, Alabama
2 Warehouses	Bassett, Virginia

In general, these facilities are suitable and are considered to be adequate for the continuing operations involved. All facilities are in regular use and provide adequate capacity for our manufacturing and warehousing needs. In addition to the owned properties shown above, we lease facilities in Newton, North Carolina for the manufacturing of upholstered furniture and the manufacturing and warehousing operations of outdoor furniture.

Retail Segment:

Real estate associated with our retail segment consists of eight owned locations with an aggregate square footage of 203,465 and a net book value of approximately $23,500,000. These stores are located as follows:

Concord, North Carolina	Greensboro, North Carolina
Greenville, South Carolina	Fredericksburg, Virginia
Houston, Texas	Louisville, Kentucky
Knoxville, Tennessee	Tampa, Florida

Of these locations, two are subject to land leases. Our remaining 49 store locations are leased from third parties. In addition to retail stores, we also lease ten locations for use as regional warehouses and home delivery distribution centers.

Corporate and Other:

We own our corporate office building, which includes an annex, located in Bassett, Virginia.

See Note 15 to the Consolidated Financial Statements included under Item 8 of this Annual Report for more information with respect to our operating lease obligations.

ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John E. Bassett III, 67, has been with the Company since 1981 and served in various wood manufacturing and product sourcing capacities, including Vice President, Wood Manufacturing; Vice-President, Global Sourcing from 2001 to 2007 and Vice President, Wood in 2008. He was appointed Senior Vice President, Wood in 2009. In 2019, he was promoted to the position of Senior Vice President, Chief Operations Officer.

Bruce R. Cohenour, 67, has been with the Company since 2011, starting as Senior Vice President of Upholstery Merchandising. In 2013, he was promoted to Senior Vice President of Sales and Merchandising. In 2019, he was appointed Senior Vice President, Chief Sales Officer. Prior to joining Bassett, Mr. Cohenour was with Hooker Furniture Corp. from 2007 through 2010, last serving as President of the Case Goods Division.

J. Michael Daniel, 64, joined the Company in 2007 as Corporate Controller. From April 2009 through December 2009, he served as Corporate Controller and Interim Chief Financial Officer. In January 2010, he was appointed Vice President and Chief Accounting Officer. In January 2013, he was promoted to Senior Vice President and Chief Financial Officer. In 2019, he was also promoted to the position of Senior Vice President, Chief Financial and Administrative Officer.

Jay R. Hervey, Esq., 66, has served as the General Counsel, Vice President and Secretary for the Company since 1997.

Robert H. Spilman, Jr., 69, has been with the Company since 1984. Since 2000, he has served as Chief Executive Officer and President, and in 2016 also became the Chairman of the Board of Directors.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information:

Bassett’s common stock trades on the NASDAQ global select market system under the symbol “BSET.” We had approximately 6,500 beneficial stockholders at January 28, 2026.

Issuer Purchases of Equity Securities:

We are authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000,000. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of prevailing market conditions and other factors. The following table summarizes the stock repurchase activity for the three months ended November 29, 2025, and the approximate dollar value of shares that may yet be repurchased pursuant to our stock repurchase program:

Issuer Purchases of Equity Securities

(amounts in thousands, except share and per share data)

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

August 31, 2025 - October 4, 2025	8,890	$15.53	8,890	$18,744
October 5 - November 1, 2025	17,199	$15.34	17,199	$18,480
November 2, 2025 - November 29, 2025	15,172	$14.90	15,172	$18,254

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

Approximately 60% of our wholesale sales arise from our network of 86 Company-owned and licensee-owned Bassett Home Furnishings (“BHF”) stores. Our store program is designed to provide a single source home furnishings retail store with a unique combination of stylish, quality furniture and accessories with a high level of customer service. The stores highlight our custom furniture design and manufacturing capabilities, free in-home or virtual design visits (“home makeovers”) and coordinated decorating accessories.  Our philosophy is based on building strong long-term relationships with each customer.  Salespeople are referred to as “Design Consultants” and are trained to evaluate customer needs and provide comprehensive solutions for their home decor.  Until a rigorous training and design certification program is completed, Design Consultants are not authorized to perform in-home or virtual design services for our customers.

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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. We know that we are driving a significant percentage of the retail foot traffic to our store network and our open market customers through engagement with www.bassettfurniture.com. Digital outreach strategies have been the primary vehicle for brand advertising and customer acquisition. We began supplementing the digital outreach strategy with added direct mail and television late in 2024 and expect to continue with a balanced blend of both digital and traditional direct mail and television in 2026.

We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. While traffic to the website decreased 8% during 2025, sales conversion rates increased 28% resulting in a 25% increase in total web sales. Although e-commerce sales continue to be small relative to in-store sales, we will continue to invest in ongoing improvements to the aesthetics and user experience on our website while not compromising on our in-store experience or the quality of our in-home makeover capabilities.

During the fourth quarter of fiscal 2022 we acquired Noa Home Inc. (“Noa Home”). A mid-priced e-commerce furniture retailer headquartered in Montreal, Canada, Noa Home had operations in Canada, Australia, Singapore and the United Kingdom. After nearly two years of operating losses, we concluded during the second quarter of 2024 that Noa Home was not likely to achieve profitability at any time in the foreseeable future and decided to cease operations by selling the inventory in an orderly fashion. As of the end of 2024, we had substantially completed the liquidation of Noa Home’s assets and liabilities. In the second quarter of 2024 we recognized non-cash charges totaling $2,401 related to the impairment of certain long-lived assets of Noa Home and the establishment of a reserve against Noa Home’s remaining inventory at that time. Upon substantially completing the liquidation of Noa Home at the end of the fourth quarter of 2024, we recognized a charge of $962 associated with the transfer of the cumulative translation losses out of accumulated other comprehensive income.

We have factories in Newton, North Carolina that manufacture both stationary and motion upholstered furniture for inside the home along with our outdoor furniture offerings. We have a factory in Martinsville, Virginia that assembles and finishes our custom bedroom and dining offerings. We also have a facility in Haleyville, Alabama where we manufacture aluminum frames for our outdoor furniture.

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

Analysis of Continuing Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2025 as compared to fiscal year 2024. For additional analysis of the fiscal year 2024 results as compared to fiscal year 2023, see “Analysis of Continuing Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 10, 2025.

Net sales revenue, cost of furniture and accessories sold, selling, general and administrative (“SG&A”) expense, other charges, and income from operations were as follows for the years ended November 29, 2025, November 30, 2024 and November 25, 2023:

							Comparative Change
							2025 vs 2024		2024 vs 2023
	2025		2024*		2023		Dollars	Percent	Dollars	Percent

Net sales	$335,280	100.0%	$329,923	100.0%	$390,136	100.0%	$5,357	1.6%	$(60,213)	-15.4%
Cost of goods sold	146,598	43.7%	150,508	45.6%	183,648	47.1%	(3,910)	-2.6%	(33,140)	-18.0%
Gross profit	188,682	56.3%	179,415	54.4%	206,488	52.9%	9,267	5.2%	(27,073)	-13.1%

SG&A	180,357	53.8%	187,527	56.8%	205,227	52.6%	(7,170)	-3.8%	(17,700)	-8.6%
Asset impairment charges	498	0.1%	5,515	1.7%	-	0.0%	(5,017)	-91.0%	5,515	NM
Loss on contract abandonment	-	0.0%	1,240	0.4%	-	0.0%	(1,240)	-100.0%	1,240	NM
Loss upon realization of cumulative translation adjustment	-	0.0%	962	0.3%	-	0.0%	(962)	-100.0%	962	NM
Restructuring charges	-	0.0%	440	0.1%	-	0.0%	(440)	-100.0%	440	NM
Goodwill impairment charge	-	0.0%	-	0.0%	5,409	1.4%	-	NM	(5,409)	-100.0%
Gain on revaluation of contingent consideration	-	0.0%	-	0.0%	1,013	0.3%	-	NM	(1,013)	-100.0%
Income (loss) from continuing operations	$7,827	2.5%	$(16,269)	-4.9%	$(3,135)	-0.8%	$24,096	NM	$(13,134)	418.9%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2023 and 2022.

Our consolidated net sales by segment were as follows:

				Comparative Change
				2024 vs 2023		2023 vs 2022
	2025	2024*	2023	Dollars	Percent	Dollars	Percent
Sales Revenue
Wholesale sales of furniture and accessories	$214,614	$207,462	$248,911	$7,152	3.4%	$(41,449)	-16.7%
Less: Sales to retail segment	(96,015)	(87,021)	(103,519)	(8,994)	10.3%	16,498	-15.9%
Wholesale sales to external customers	118,599	120,441	145,392	(1,842)	-1.5%	(24,951)	-17.2%
Retail sales of furniture and accessories	216,681	204,563	235,940	12,118	5.9%	(31,377)	-13.3%
Corporate & Other - Noa Home	-	4,919	8,804	(4,919)	-100.0%	(3,885)	-44.1%
Consolidated net sales of furniture and accessories	$335,280	$329,923	$390,136	$5,357	1.6%	$(60,213)	-15.4%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2025 and 2023.

Total sales revenue for the year ended November 29, 2025, increased $5,357 or approximately 1.6% from the prior year period primarily due to increases in delivered retail sales partially offset by decreases in wholesale shipments to the open market and lost sales from the closure of Noa Home at the end of fiscal 2024. Excluding the lost sales from Noa Home, total sales revenue increased 3.1%.

Gross margins for the year ended November 29, 2025 increased 190 basis points from 2024. Gross margins in the prior year were adversely impacted by increased inventory valuation charges of $1,729 in the wholesale segment, $472 in the retail segment and $500 in the Noa Home operation, as well as $609 of unproductive labor costs incurred during a temporary shutdown resulting from a cybersecurity incident. Excluding the above-mentioned additional inventory valuation charges and unproductive labor costs in 2024, gross margins would have increased 90 basis points primarily due to improved margins in the wholesale segment, partially offset by lower margins in the retail operations.

SG&A expenses as a percentage of sales for the year ended November 29, 2025 decreased 300 basis points reflecting benefits from the prior year restructuring plan and on-going cost containment activities coupled with greater leverage of fixed costs from higher sales levels.

During fiscal 2025, we recognized an asset impairment charge of $498 related to an underperforming retail store expected to be closed in late fiscal 2026.

During fiscal 2024, we recognized charges of $5,515 for asset impairments, $1,240 resulting from a contract abandonment, $962 from the realization of cumulative translation losses on Noa Home, and a restructuring charge for severance of $440. See Note 14 to our consolidated financial statements for additional information regarding these charges.

Certain other items affecting comparability between fiscal 2025 and 2024 are discussed below in “Other Items Affecting Net Income (Loss)”.

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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended November 29, 2025, November 30, 2024 and November 25, 2023, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category are attributable to Noa Home, which generated substantially all of its sales outside of the United States. During the second fiscal quarter of 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and ceased operations as of the end of 2024 by selling the remaining inventory in an orderly fashion over the second half of fiscal 2024.

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

Reconciliation of Segment Results to Consolidated Results of Operations

To supplement the segment financial measures prepared in accordance with GAAP, we also present gross profit by segment inclusive of the effects of intercompany sales by our wholesale segment to our retail segment. Because these intercompany transactions are not eliminated from our segment presentations and because we do not present gross profit as a measure of segment profitability in the accompanying condensed consolidated financial statements, the presentation of gross profit by segment is considered to be a non-GAAP financial measure. In addition, certain special gains or charges that are included in consolidated income (loss) before income taxes are not included in the measures of segment profitability. The reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below along with the effects of various other intercompany eliminations on our consolidated results of operations.

	Year Ended November 29, 2025
									GAAP
	Non-GAAP Presentation								Presentation
			Corporate &			Special		Non-
	Wholesale	Retail	Other	Eliminations		Items		Operating	Consolidated

Net sales	$214,614	$216,681	$-	$(96,015	)(1)	$-		$-	$335,280
Cost of goods sold	138,883	103,205	-	(95,490	)(2)	-		-	146,598
Gross profit	75,731	113,476	-	(525	)(3)	-		-	188,682
SG&A expense	40,870	113,069	27,652	(1,234	)(4)	-		-	180,357
Asset impairment charges	-	-	-	-		498	(5)	-	498
Income (loss) from operations	34,861	407	(27,652)	709		498		-	7,827
Interest income	-	-	-	-		-		1,979	1,979
Interest expense	-	-	-	-		-		(52)	(52)
Other loss, net	-	-	-	-		-		(994)	(994)
Income (loss) before income taxes	$34,861	$407	$(27,652)	$709		$498		$933	$8,760

	Year Ended November 30, 2024
									GAAP
	Non-GAAP Presentation								Presentation
			Corporate &			Special		Non-
	Wholesale	Retail	Other	Eliminations		Items		Operating	Consolidated

Net sales	$207,462	$204,563	$4,919	$(87,021	)(1)	$-		$-	$329,923
Cost of goods sold	139,393	95,728	2,803	(87,416	)(2)	-		-	150,508
Gross profit	68,069	108,835	2,116	395	(3)	-		-	179,415
SG&A expense	42,712	115,439	30,572	(1,196	)(4)	-		-	187,527
Asset impairment charges	-	-	-	-		5,515	(6)	-	5,515
Loss on contract abandonment	-	-	-	-		1,240	(7)	-	1,240
Loss upon realization of cumulative translation adjustment	-	-	-	-		962	(8)	-	962
Restructuring charges	-	-	-	-		440	(9)	-	440
Income (loss) from operations	25,357	(6,604)	(28,456)	1,591		8,157		-	(16,269)
Interest income	-	-	-	-		-		2,673	2,673
Interest expense	-	-	-	-		-		(30)	(30)
Other loss, net	-	-	-	-		-		(744)	(744)
Income (loss) before income taxes	$25,357	$(6,604)	$(28,456)	$1,591		$8,157		$1,899	$(14,370)

	Year Ended November 25, 2023
									GAAP
	Non-GAAP Presentation								Presentation
			Corporate &			Special		Non-
	Wholesale	Retail	Other	Eliminations		Items		Operating	Consolidated

Net sales	$248,911	$235,940	$8,804	$(103,519	)(1)	$-		$-	$390,136
Cost of goods sold	171,394	111,769	4,002	(103,517	)(2)	-		-	183,648
Gross profit	77,517	124,171	4,802	(2	)(3)	-		-	206,488
SG&A expense	46,818	124,707	34,728	(1,026	)(4)	-		-	205,227
Goodwill impairment charge						5,409	(10)		5,409
Gain on revaluation of contingent consideration	-	-	-	-		1,013	(11)	-	1,013
Income (loss) from operations	30,699	(536)	(29,926)	1,024		4,396			(3,135)
Interest income	-	-	-	-		-		2,528	2,528
Interest expense	-	-	-	-		-		(22)	(22)
Other loss, net	-	-	-	-		-		(1,859)	(1,859)
Income (loss) before income taxes	$30,699	$(536)	$(29,926)	$1,024		$4,396		$647	$(2,488)

Notes to Segment Consolidation Table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)	Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment.
(3)	Represents the change in the elimination of intercompany profit in inventory.
(4)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.
(5)	Represents an asset impairment charge of $498 in our retail segment.
(6)

Represents asset impairment charges of $2,887 and $727 in our retail and wholesale segments, respectively, a $1,827 charge for the impairment of the Noa Home trade name intangible asset, and a $74 charge for the impairment of Noa Home customized software.

(7)	Represents the charge for accruing the remaining minimum payments under a contract for logistical services in Riverside, CA which is no longer utilized.
(8)

Represents a charge for the realization of Noa Home's cumulative translation losses previously recorded in accumulated other comprehensive income due to the closure and substantially complete liquidation of that business.

(9)	Represents a charge for the accrual of severance pay due to restructuring.
(10)	Represents the charge for the full impairment of the goodwill associated with Noa Home.
(11)	Represents the gain resulting from the write-down of the contingent consideration payable on the acquisition of Noa Home.

Wholesale Segment

Net sales, gross profit, SG&A expense and operating income for our Wholesale Segment were as follows for the fiscal years ended November 29, 2025, November 30, 2024 and November 25, 2023:

							Comparative Change
							2025 vs 2024		2024 vs 2023
	2025		2024*		2023		Dollars	Percent	Dollars	Percent

Net sales	$214,614	100.0%	$207,462	100.0%	$248,911	100.0%	$7,152	3.4%	$(41,449)	-16.7%
Gross profit (1)	75,731	35.3%	68,069	32.8%	77,517	31.1%	7,662	11.3%	(9,448)	-12.2%
SG&A	40,870	19.0%	42,712	20.6%	46,818	18.8%	(1,842)	-4.3%	(4,106)	-8.8%
Income from operations	$34,861	16.2%	$25,357	12.2%	$30,699	12.3%	$9,504	37.5%	$(5,342)	-17.4%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of segment results to consolidated results of operations presented above.

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2025 and 2023.

Wholesale shipments by category for the fiscal years ended November 29, 2025, November 30, 2024 and November 25, 2023 are summarized below:

	2025				2024*				2023
	External	Intercompany	Total		External	Intercompany	Total		External	Intercompany	Total
Bassett Custom Upholstery	$76,923	$59,391	$136,314	63.5%	$79,281	$55,168	$134,449	64.8%	$89,005	$66,363	$155,368	62.4%
Bassett Leather	16,484	3,252	19,736	9.2%	15,705	1,920	17,625	8.5%	26,701	1,171	27,872	11.2%
Bassett Custom Wood	12,357	16,297	28,654	13.4%	13,735	15,932	29,667	14.3%	17,357	20,070	37,427	15.0%
Bassett Casegoods	12,835	17,075	29,910	13.9%	11,720	14,001	25,721	12.4%	12,329	15,915	28,244	11.3%
Total	$118,599	$96,015	$214,614	100.0%	$120,441	$87,021	$207,462	100.0%	$145,392	$103,519	$248,911	100.0%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2025 and 2023.

Fiscal 2025 as Compared to Fiscal 2024

Net sales for the year ended November 29, 2025 increased $7,152 or 3.4% from fiscal 2024 due primarily to a 8.2% increase in shipments to our retail store network partially offset by a 2% decrease in shipments to the open market and a 9% decrease in Lane Venture shipments. Gross margins for the year ended November 29, 2025 increased 250 basis points over fiscal 2024 year. Excluding $1,729 of increased inventory valuation charges in 2024 and $609 of unproductive labor costs incurred during a temporary shutdown resulting from a cybersecurity incident in 2024, gross margins would have increased by 140 basis points due primarily to improved pricing strategies in both the upholstery and wood operations coupled with greater leverage of fixed costs from higher sales levels. SG&A expenses as a percentage of sales decreased 160 basis points primarily due to to the benefit of cost reductions implemented during the second half of fiscal 2024 coupled with greater leverage of fixed costs from higher sales levels and lower bad debt costs.

The dollar value of our wholesale backlog, representing orders received but not yet shipped to the BHF store network or independent dealers, was $19,519 at November 29, 2025 and $21,750 at November 30, 2024.

Retail Segment – Company Owned Stores

Net sales, gross profit, SG&A expense, and operating income (loss) for our retail segment were as follows for the fiscal years ended November 29, 2025, November 30, 2024 and November 25, 2023:

							Comparative Change
							2025 vs 2024		2024 vs 2023
	2025		2024*		2023		Dollars	Percent	Dollars	Percent

Net sales	$216,681	100.0%	$204,563	100.0%	$235,940	100.0%	$12,118	5.9%	$(31,377)	-13.3%
Gross profit (1)	113,476	52.4%	108,835	53.2%	124,171	52.6%	4,641	4.3%	(15,336)	-12.4%
SG&A	113,069	52.2%	115,439	56.4%	124,707	52.9%	(2,370)	-2.1%	(9,268)	-7.4%
Income (loss) from operations	$407	0.2%	$(6,604)	-3.2%	$(536)	-0.2%	$7,011	-106.2%	$(6,068)	NM

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of segment results to consolidated results of operations presented above.

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2025 and 2023.

Retail sales by major product category for the fiscal years ended November 29, 2025, November 30, 2024 and November 25, 2023 were as follows:

	2025		2024*		2023

Bassett Custom Upholstery	$117,231	54.1%	$111,943	54.7%	$134,000	56.8%
Bassett Leather	9,121	4.2%	4,990	2.4%	1,951	0.8%
Bassett Custom Wood	31,885	14.7%	32,201	15.7%	36,732	15.6%
Bassett Casegoods	29,218	13.5%	26,179	12.8%	32,252	13.7%
Accessories, mattresses & other (1)	29,226	13.5%	29,250	14.3%	31,005	13.1%

Total	$216,681	100.0%	$204,563	100.0%	$235,940	100.0%

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2025 and 2023.

Fiscal 2025 as Compared to Fiscal 2024

Net sales for the year ended November 29, 2025 increased $12,118 or 5.9% from fiscal 2024. Written sales (the value of sales orders taken but not delivered) increased 1.2% from fiscal 2024. Gross margin for the year ended November 29, 2025 declined 80 basis points from fiscal 2024. Excluding the $471 of additional inventory valuation charges in the prior year period, gross margins would have decreased by 100 basis points due to lower margins for both in-line and clearance goods as we have become more aggressive in cycling through unproductive inventory coupled with increased promotional activity. In addition, the Company-owned stores did not take a price increase related to the increase in tariff costs until January 2026. SG&A expenses as a percentage of sales for the year ended November 29, 2025 decreased 420 basis points primarily due to the benefit of cost reductions implemented during the second half of fiscal 2024, lower advertising and marketing costs, efficiency gains in our warehouse and delivery operation along with greater leverage of fixed costs due to higher sales levels.

Retail backlog at November 29, 2025 was $34,402 compared to $37,053 at November 30, 2024.

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions along with any operating segments that do not meet the requirements to be reportable segments. Therefore, Noa Home is included within the Corporate and other reconciling category and accounts for all of the sales and gross profit within this reconciling category. Revenues, costs and expenses of Corporate and other for the fiscal years ended November 29, 2025, November 30, 2024 and November 25, 2023 are as follows:

							Comparative Change
							2025 vs 2024		2024 vs 2023
	2025		2024*		2023		Dollars	Percent	Dollars	Percent

Net sales	$-	0.0%	$4,919	100.0%	$8,804	100.0%	$(4,919)	-100.0%	$(3,885)	-44.1%
Gross profit	-	0.0%	2,116	43.0%	4,802	54.5%	(2,116)	-100.0%	(2,686)	-55.9%
SG&A	27,652	NM	30,572	621.5%	34,728	394.5%	(2,920)	-9.6%	(4,156)	-12.0%
Income (loss) from operations	$(27,652)	NM	$(28,456)	-578.5%	$(29,926)	-339.9%	$804	-2.8%	$1,470	-4.9%

*53 weeks for fiscal 2024 as compared with 52 weeks for fiscal 2025 and 2023.

Fiscal 2025 as Compared to Fiscal 2024

Sales and gross profit for the year ended November 29, 2025 declined from fiscal 2024 due to the closure and liquidation of Noa Home during fiscal 2024. The $2,920 decrease in SG&A expenses from fiscal 2024 was primarily due to the closure of Noa Home and decreased corporate overhead spending from better expense management, including the benefit of cost reductions implemented during the second half of fiscal 2024, partially offset by increased incentive compensation.

Other Items Affecting Net Income (Loss)

Other items affecting net income (loss) for fiscal 2025, 2024 and 2023 are as follows:

	2025	2024	2023

Interest income (1)	$1,979	$2,673	$2,528
Interest expense (2)	(52)	(30)	(22)
Net periodic pension costs (3)	(260)	(430)	(496)
Net gains (cost) of company-owned life insurance	(84)	302	(572)
Other	(650)	(616)	(791)

Total other income (loss), net	$933	$1,899	$647

(1)

Consists of interest income arising from our short-term investments and interest-bearing cash equivalents. The decrease in interest income for fiscal 2025 as compared with fiscal 2024 was due primarily to lower interest rates paid on certificates of deposit. See Note 3 to the Consolidated Financial Statements for additional information regarding our investments in certificates of deposit.

(2)	Interest expense is attributable to finance leases for trucks and computer and office equipment. See Note 15 to the Consolidated Financial Statements for additional information regarding our leases.
(3)

Represents the portion of net periodic pension costs not included in income from operations. See Note 10 to the Consolidated Financial Statements for additional information related to our defined benefit pension plans.

Provision for Income taxes

We recorded income tax expense (benefit) of $2,660, $(4,675) and $683 for fiscal 2025, 2024 and 2023, respectively. Our effective tax rate of 30.4% for 2025 differs from the federal statutory rate of 21.0% primarily due to the effects of state income taxes and various permanent differences, capital loss carrybacks, provision to return adjustments and other charges. Our effective tax rate of 32.5% for 2024 differs from the federal statutory rate of 21.0% due to the increases in the valuation allowance placed on deferred tax assets resulting from pre-tax losses in foreign tax jurisdictions associated with Noa Home, the nondeductible impairment of the Noa Home tradename, the tax benefit recorded for the capital loss associated with the cumulative investment in Noa Home due to the shutdown of the operations, the effects of state income taxes, various permanent differences, provision to return adjustments and other charges.

We have net deferred tax assets of $5,979 as of November 29, 2025, which, upon utilization, are expected to reduce our cash outlays for income taxes in future years. It will require approximately $28,500 of future taxable income to utilize our net deferred tax assets. See Note 13 to the Consolidated Financial Statements for additional information regarding income taxes.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet in order to weather difficult industry conditions, to allow us to take advantage of opportunities as market conditions improve, and to execute our long-term retail strategies.

Cash Flows

Cash provided by operations for the year ended November 29, 2025 was $13,491 compared to cash provided by operations of $4,050 for the year ended November 30, 2024, representing an increase of $9,441 in cash flows from operations. This increase was primarily the result of improved operating income and changes in working capital due to the timing impact of expenditures as a result of an additional week in the first quarter of 2024.

Our overall cash position increased $1,726 for fiscal 2025. We spent $4,530 on purchases of property and equipment, $6,939 in dividends and $2,150 to repurchase shares under our existing stock repurchase program. As of November 29, 2025, $18,254 remains available for future purchases under our stock repurchase plan. During the fourth quarter of fiscal 2025, a $2,500 CD which had formerly been pledged as collateral against our merchant services agreement with a bank matured and was not reinvested. With cash and cash equivalents and short-term investments totaling $59,240 on hand at November 29, 2025, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At November 29, 2025, we had $8,182 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times; and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at November 29, 2025, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Consequently, our availability under the Credit Facility is currently $16,818. As of November 29, 2025 the Credit Facility was scheduled to expire on January 31, 2027. Subsequent to November 29, 2025, the Credit Facility has been extended through January 31, 2029 under substantially the same terms.

Leases

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of certain of our licensee-owned stores, and we lease land and buildings at various locations throughout the continental United States for warehouse space used in our retail segment. We also lease trucks used in our wholesale and retail segments. The total future minimum lease payments for leases with terms in excess of one year at November 29, 2025 is $105,045 the present value of which is $89,392 and is included in our accompanying consolidated balance sheet at November 29, 2025. We were contingently liable under licensee lease obligation guarantees in the amount of $4,148 at November 29, 2025. The remaining terms under these lease guarantees range from approximately one to five years. See Note 15 to our Consolidated Financial Statements for a schedule of future cash payments on our lease obligations and additional details regarding our leases and lease guarantees.

Post-Employment Benefits

We provide post-employment benefits to certain current and former executives and management level employees of the Company. Included among these benefits are two defined-benefit plans with a combined projected benefit obligation of $6,990 at November 29, 2025. See Note 10 to our consolidated financial statements for a projection of future benefit payments under these plans from 2026 through 2035. We also have deferred compensation plans with a total liability of $5,530 at November 29, 2025, the current portion of which is $327. See Note 10 to our Consolidated Financial Statements for additional information regarding these plans.

Dividends and Share Repurchases

During fiscal 2025, we declared and paid four quarterly dividends totaling $6,939, or $0.80 per share. During fiscal 2025, we repurchased 142,121 shares of our stock for an aggregate of $2,150 under our share repurchase program. The weighted-average effect of these share repurchases on basic earnings per share from continuing operations was less than $0.01 per share. On March 9, 2022, our Board of Directors increased the remaining limit of the repurchase plan to $40,000. The approximate dollar value that may yet be purchased pursuant to our stock repurchase program as of November 29, 2025 was $18,254.

Capital Expenditures

We currently anticipate that total capital expenditures for fiscal 2026 will be between $8 million and $12 million, which will be used for tenant improvements on new retail stores and additional investments in information technology, including enhancements to our website. Our capital expenditure and working capital requirements in the foreseeable future may change depending on many factors, including but not limited to the overall performance of the store program, our rate of growth, our operating results and any adjustments in our operating plan needed in response to industry conditions, competition or unexpected events. We believe that our existing cash, together with cash from operations, will be sufficient to meet our capital expenditure and working capital requirements for the foreseeable future.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates, typically involving the valuation of goodwill impairments (see Note 7 to the Consolidated Financial Statements) and asset impairments (see Note 14 to the Consolidated Financial Statements) have utilized Level 3 inputs.

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

Contingencies

We are involved in various claims and litigation as well as environmental matters which arise in the normal course of business. Although the final outcome of these legal and environmental matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which requires that certain estimates and assumptions be made that affect the amounts and disclosures reported in those financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. We use our best judgment in valuing these estimates and may, as warranted, solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. The following critical accounting estimates, some of which are impacted significantly by judgments, assumptions and estimates, affect our consolidated financial statements.

Returns and Allowances – We record an estimate for returns and allowances as a reduction of revenue based on our historical return patterns. The estimate for returns and allowances was $2,732, $3,970 and $4,883 at November 29, 2025, November 30, 2024 and November 25, 2023.

Allowance for credit losses - We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. Our accounts receivable reserves were $429 and $1,097 at November 29, 2025 and November 30, 2024, respectively, representing 2.9% and 7.7% of our gross accounts receivable balances at those dates, respectively. The allowance for credit losses is based on a review of specifically identified customer accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectibility of accounts receivable within each pool based on historical experience, current payment practices and current economic trends We have elected to use the practical expedient under ASC Topic 326 which allows us to assume that current conditions as of the balance sheet date do not change over the expected life of the receivables (see Recent Accounting Pronouncements below regarding the early adoption of ASU 2025-05). Although actual losses have not differed materially from our previous estimates, future losses could differ from our current estimates. Unforeseen events such as a licensee or customer bankruptcy filing could have a material impact on our results of operations.

Inventory Reserves - We estimate an inventory reserve for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. Our reserves for excess and obsolete inventory were $6,027 and $5,395 at November 29, 2025 and November 30, 2024, respectively, representing 8.9% of our inventories on a LIFO basis at both years. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. For the annual test of goodwill performed as of the beginning of the fourth quarter of fiscal 2025, 2024 and 2023 we performed the qualitative assessment as described above with respect to our upholstery reporting unit and concluded that there was no impairment of goodwill. With respect to our former Noa Home reporting unit, for the annual test of goodwill as of the beginning of the fourth quarter of fiscal 2023 we proceeded to the quantitative test and concluded that the goodwill allocated to that reporting unit as of November 25, 2023 was fully impaired.

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

Other Intangible Assets – Intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized but are tested for impairment annually or between annual tests when an impairment indicator exists. The recoverability of indefinite-lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss equal to the excess would be recorded. During fiscal 2024, as a result of our decision to cease operations at Noa Home, we recognized a charge of $1,827 to fully impair the Noa Home trade name intangible asset. At November 29, 2025, our indefinite-lived intangible asset other than goodwill consisted of the trade name acquired in the acquisition of Lane Venture and had a carrying value of $6,848.

Definite-lived intangible assets are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We estimate the useful lives of our intangible assets and ratably amortize the value over the estimated useful lives of those assets. If the estimates of the useful lives should change, we will amortize the remaining book value over the remaining useful lives or, if an asset is deemed to be impaired, a write-down of the value of the asset may be required at such time. At November 29, 2025 our definite-lived intangible assets consist of customer relationships acquired in the acquisition of Lane Venture with a carrying value of $62.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $23,513 and $24,127 at November 29, 2025 and November 30, 2024, respectively, for Company-owned stores, consisting of eight locations with a total of 203,465 square feet of space, could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $4,148 and $5,131 which we have guaranteed on behalf of licensees as of November 29, 2025 and November 30, 2024, respectively, we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations and warehouse facilities. At November 29, 2025, the unamortized balance of such right-of-use assets totaled $77,180. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bassett Furniture Industries, Incorporated (a Virginia corporation) and subsidiaries (the “Company”) as of November 29, 2025, the related consolidated statement of operations, comprehensive income (loss), cash flows, and stockholders’ equity for the year ended November 29, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 29, 2025, and the results of its operations and its cash flows for the year ended November 29, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of November 29, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 5, 2026 expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2025.

Charlotte, North Carolina

February 5, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bassett Furniture Industries, Incorporated and subsidiaries (the Company) as of November 30, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended November 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2024, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2002 to 2024.

Richmond, Virginia

February 10, 2025

Consolidated Balance Sheets

Bassett Furniture Industries, Incorporated and Subsidiaries

November 29, 2025 and November 30, 2024

(In thousands, except share and per share data)

	2025	2024
Assets
Current assets
Cash and cash equivalents	$41,277	$39,551
Short-term investments	17,963	20,360
Accounts receivable, net of allowance for credit losses of $429 and $1,097 as of November 29, 2025 and November 30, 2024, respectively	14,410	13,181
Inventories	61,790	54,965
Recoverable income taxes	2,878	4,240
Other current assets	7,224	9,242
Total current assets	145,542	141,539

Property and equipment, net	73,175	77,047

Other long-term assets
Deferred income taxes, net	5,979	6,867
Goodwill	7,217	7,217
Intangible assets	6,910	6,968
Right of use assets under operating leases	76,727	93,624
Other	8,269	7,908
Total other long-term assets	105,102	122,584
Total assets	$323,819	$341,170

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,739	$13,303
Accrued compensation and benefits	10,227	6,898
Customer deposits	24,969	25,742
Current portion of operating lease obligations	19,299	18,050
Other accrued liabilities	7,750	9,410
Total current liabilities	76,984	73,403

Long-term liabilities
Post employment benefit obligations	11,379	10,882
Long-term portion of operating lease obligations	69,353	88,395
Other long-term liabilities	996	1,163
Total long-term liabilities	81,728	100,440

Commitments and Contingencies (Notes 15 and 16)

Stockholders’ equity
Common stock, $5 par value; 50,000,000 shares authorized; issued and outstanding: 8,651,054 at November 29, 2025 and 8,736,046 at November 30, 2024	43,256	43,681
Retained earnings	121,128	122,847
Additional paid-in-capital	-	6
Accumulated other comprehensive income	723	793
Total stockholders' equity	165,107	167,327
Total liabilities and stockholders’ equity	$323,819	$341,170

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Operations

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2025, November 30, 2024, and November 25, 2023

(In thousands, except per share data)

	2025	2024	2023

Net sales	$335,280	$329,923	$390,136
Cost of goods sold	146,598	150,508	183,648
Gross profit	188,682	179,415	206,488

Selling, general and administrative expenses	180,357	187,527	205,227
Asset impairment charges	498	5,515	-
Loss on contract abandonment	-	1,240	-
Loss upon realization of cumulative translation adjustment	-	962	-
Restructuring charges	-	440	-
Goodwill impairment charge	-	-	5,409
Gain on revaluation of contingent consideration	-	-	1,013

Income (loss) from operations	7,827	(16,269)	(3,135)

Interest income	1,979	2,673	2,528
Interest expense	(52)	(30)	(22)
Other loss, net	(994)	(744)	(1,859)

Income (loss) before income taxes	8,760	(14,370)	(2,488)

Income tax expense (benefit)	2,660	(4,675)	683

Net income (loss)	$6,100	$(9,695)	$(3,171)

Basic earnings (loss) per share:	$0.70	$(1.11)	$(0.36)

Diluted earnings (loss) per share:	$0.70	$(1.11)	$(0.36)

Regular dividends per share	$0.80	$0.76	$0.68

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2025, November 30, 2024, and November 25, 2023

(In thousands)

	2025	2024	2023

Net income (loss)	$6,100	$(9,695)	$(3,171)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	652	(378)
Income taxes related to foreign currency translation adjustments	-	(166)	96
Actuarial adjustment to
Long Term Cash Awards (LTCA)	(17)	(117)	100
Amortization associated with LTCA	-	61	119
Income taxes related to LTCA	4	14	(59)
Actuarial adjustment to supplemental executive retirement defined benefit plan (SERP)	(12)	287	324
Amortization associated with SERP	(65)	(22)	-
Income taxes related to SERP	20	(68)	(100)

Other comprehensive income (loss), net of tax	(70)	641	102

Total comprehensive income (loss)	$6,030	$(9,054)	$(3,069)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2025, November 30, 2024, and November 25, 2023

(In thousands)

	2025	2024	2023
Operating activities:
Net income (loss)	$6,100	$(9,695)	$(3,171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,801	9,918	10,141
Non-cash goodwill impairment charge	-	-	5,409
Gain on revaluation of contingent consideration	-	-	(1,013)
Asset impairment charges	498	5,515	-
Inventory valuation charges	2,389	5,001	4,626
Deferred income taxes	912	(2,442)	831
Other, net	1,308	2,284	2,036
Changes in operating assets and liabilities
Accounts receivable	(1,229)	555	4,102
Inventories	(9,214)	3,016	17,869
Other current and long-term assets	3,380	(2,427)	1,773
Right of use assets under operating leases	17,114	17,254	18,680
Customer deposits	(773)	2,954	(13,175)
Accounts payable and accrued liabilities	2,713	(7,246)	(9,188)
Obligations under operating leases	(18,508)	(20,637)	(20,196)
Net cash provided by operating activities	13,491	4,050	18,724

Investing activities:
Purchases of property and equipment	(4,530)	(5,211)	(17,489)
Proceeds from sales of property and equipment	-	-	500
Investment in certificates of deposit	(316)	(2,585)	(60)
Proceeds from the maturity of certificates of deposit	2,713	-	-
Proceeds from the disposition of discontinued operations	-	-	1,000
Other	(597)	(972)	(1,714)
Net cash used in investing activities	(2,730)	(8,768)	(17,763)

Financing activities:
Cash dividends	(6,939)	(6,654)	(5,982)
Issuance of common stock	335	371	318
Repurchases of common stock	(2,150)	(1,420)	(4,176)
Taxes paid related to net share settlement of equity awards	(136)	(161)	(109)
Repayment of finance lease obligations	(145)	(253)	(278)
Net cash used in financing activities	(9,035)	(8,117)	(10,227)
Effect of exchange rate changes on cash and cash equivalents	-	(21)	48
Change in cash and cash equivalents	1,726	(12,856)	(9,218)
Cash and cash equivalents - beginning of year	39,551	52,407	61,625
Cash and cash equivalents - end of year	$41,277	$39,551	$52,407

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

Bassett Furniture Industries, Incorporated and Subsidiaries

For the years ended November 29, 2025, November 30, 2024, and November 25, 2023

(In thousands, except share and per share data)

					Accumulated
			Additional		other
	Common Stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income (loss)	Total

Balance, November 26, 2022	8,951,839	$44,759	$-	$150,800	$50	$195,609

Comprehensive income (loss)
Net loss	-	-	-	(3,171)	-	(3,171)
Foreign currency translation adjustments, net of tax	-	-	-	-	(282)	(282)
Amortization of defined benefit plan costs, net of tax	-	-	-	-	68	68
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	316	316
Regular dividends ($0.68 per share)	-	-	-	(5,982)	-	(5,982)
Issuance of common stock	74,421	373	(55)	-	-	318
Purchase and retirement of common stock	(258,039)	(1,290)	(701)	(2,293)	-	(4,284)
Stock-based compensation	-	-	849	-	-	849

Balance, November 25, 2023	8,768,221	43,842	93	139,354	152	183,441

Comprehensive income (loss)
Net loss	-	-	-	(9,695)	-	(9,695)
Foreign currency translation adjustments, net of tax	-	-	-	-	486	486
Amortization of defined benefit plan costs, net of tax	-	-	-	-	29	29
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	126	126
Regular dividends ($0.76 per share)	-	-	-	(6,654)	-	(6,654)
Issuance of common stock	79,490	397	(26)	-	-	371
Purchase and retirement of common stock	(111,665)	(558)	(865)	(158)	-	(1,581)
Stock-based compensation	-	-	804	-	-	804

Balance, November 30, 2024	8,736,046	43,681	6	122,847	793	167,327

Comprehensive income (loss)
Net income	-	-	-	6,100	-	6,100
Amortization of defined benefit plan costs, net of tax	-	-	-	-	(48)	(48)
Actuarial adjustments to defined benefit plans, net of tax	-	-	-	-	(22)	(22)
Regular dividends ($0.80 per share)	-	-	-	(6,939)	-	(6,939)
Issuance of common stock	66,964	335	-	-	-	335
Purchase and retirement of common stock	(151,956)	(760)	(645)	(880)	-	(2,285)
Stock-based compensation	-	-	639	-	-	639

Balance, November 29, 2025	8,651,054	$43,256	$-	$121,128	$723	$165,107

The accompanying notes to consolidated financial statements are an integral part of these statements.

1.	Description of Business

Bassett Furniture Industries, Incorporated (together with its consolidated subsidiaries, “Bassett”, “we”, “our”, the “Company”) based in Bassett, Virginia, is a leading manufacturer, marketer and retailer of branded home furnishings. Bassett’s full range of furniture products and accessories, designed to provide quality, style and value, are sold through an exclusive nation-wide network of 86 retail stores known as Bassett Home Furnishings (referred to as “BHF”). Of the 86 stores, the Company owns and operates 57 stores (“Company-owned retail stores”) with the other 29 being independently owned (“licensee operated”). We also distribute our products through other multi-line furniture stores, many of which feature Bassett galleries or design centers. Products can also be purchased by the end consumer directly from our website.

In 2025 we sourced approximately 23% of our wholesale products from various foreign countries, with the remaining volume produced at our five domestic manufacturing facilities.

2.	Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our fiscal year ends on the last Saturday in November, which periodically results in a 53-week year. Fiscal 2025 and 2023 each contained 52 weeks while fiscal 2024 contained 53 weeks. The Consolidated Financial Statements include the accounts of Bassett Furniture Industries, Incorporated and our subsidiaries, all of which are wholly owned.. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Unless otherwise indicated, references in the Consolidated Financial Statements to fiscal 2025, 2024 and 2023 are to Bassett's fiscal years ended November 29, 2025, November 30, 2024 and November 25, 2023, respectively. References to the “ASC” included hereinafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board as the source of authoritative GAAP.

We analyzed our licensees under the requirements for variable interest entities (“VIEs”). All of these licensees operate as BHF stores and are furniture retailers. We sell furniture to these licensees, and in some cases have acted as a sublessor and made lease guarantees. We have recorded reserves for potential exposures related to these licensees. See Note 15 for disclosure of leases and lease guarantees. Based on financial projections and best available information, all licensees have sufficient equity to carry out their principal operating activities without subordinated financial support. Furthermore, we believe that the power to direct the activities that most significantly impact the licensees’ operating performance continues to lie with the ownership of the licensee dealers. Our rights to assume control over or otherwise influence the licensees’ significant activities only exist pursuant to our license and security agreements and are in the nature of protective rights as contemplated under ASC Topic 810. We completed our assessment for other potential VIEs and concluded that there were none. We will continue to reassess the status of potential VIEs including when facts and circumstances surrounding each potential VIE change.

On September 2, 2022, we acquired 100% of the capital stock of Noa Home Inc. (“Noa Home”), a mid-priced e-commerce furniture retailer headquartered in Montreal, Canada. Noa Home had operations in Canada, Australia, Singapore and the United Kingdom. Since acquisition, Noa Home was consolidated as a wholly-owned subsidiary. During the second quarter of fiscal 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and decided to cease operations and sell the remaining inventory in an orderly manner. As of November 30, 2024 we had substantially completed the liquidation of Noa Home’s assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for credit losses, calculation of inventory reserves, the valuation of our reporting units for the purpose of testing the carrying value of goodwill, and the valuation of our right of use assets. We also utilize estimates in determining the valuation of income tax reserves, insurance reserves, and assumptions related to our post-employment benefit obligations. Actual results could differ from those estimates.

Revenue Recognition

ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized at a point in time when the risks and rewards of ownership and title to the product have transferred to the buyer.

At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. We offer payment terms varying from 30 to 60 days for licensees and wholesale customers. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. Our accounts receivable, net, which are associated with our wholesale segment, were $14,410, $13,181 and $13,736 at November 29, 2025, November 30, 2024 and November 25, 2023, respectively. The contracts with our licensee store owners do not provide for any royalty or license fee to be paid to us.

At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. We typically collect a significant portion of the purchase price as a customer deposit upon order, with the balance typically collected upon delivery. These deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $24,969, $25,742 and $22,788 as of November 29, 2025, November 30, 2024 and November 25, 2023, respectively. Substantially all of the customer deposits held at November 30, 2024 related to performance obligations that were satisfied during fiscal 2025 and have therefore been recognized in revenue for the year ended November 29, 2025. Estimates for returns and allowances have been recorded as a reduction of revenue based on our historical return patterns. The estimate for returns and allowances was $2,732, $3,970 and $4,883 at November 29, 2025, November 30, 2024 and November 25, 2023, respectively, and is included with other accrued liabilities in the accompanying balance sheets. Some accessories sold to our retail customers are shipped directly to the customer by third-party vendors who have the responsibility for the performance obligation with respect to those items. Because we are acting in the capacity of an agent for the vendor in these sales, we recognize the revenue net of the cost paid to the vendor. We also sell furniture protection plans to our retail customers on behalf of a third party which is responsible for the performance obligations under the plans. Revenue from the sale of these plans is recognized upon delivery of the goods net of amounts payable to the third-party service provider.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At November 29, 2025, November 30, 2024 and November 25, 2023, our balance of prepaid commissions included in other current assets was $2,662, $2,928 and $2,245, respectively.

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

See Note 19 for disaggregated revenue information.

Cash Equivalents and Short-Term Investments

The Company considers cash on hand, demand deposits in banks and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Substantially all of our cash and cash equivalents are in excess of federal deposit insurance limits. Our short-term investments consist of certificates of deposit that have original maturities of twelve months or less but greater than three months and all placed with federally insured financial institutions and are within federal deposit insurance limits.

Accounts Receivable

Substantially all of our trade accounts receivable is due from customers located within the United States. We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The allowance for credit losses is based on a review of specifically identified accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices and current economic trends. Actual credit losses could differ from those estimates. We have elected to use the practical expedient under ASC Topic 326 which allows us to assume that current conditions as of the balance sheet date do not change over the expected life of the receivables (see Recent Accounting Pronouncements below regarding the early adoption of ASU 2025-05).

Concentrations of Credit Risk and Major Customers

Financial instruments that subject us to credit risk consist primarily of investments, accounts and financial guarantees. Investments are managed within established guidelines to mitigate risks. Accounts and notes receivable and financial guarantees subject us to credit risk partially due to the concentration of amounts due from and guaranteed on behalf of independent licensee customers. At November 29, 2025 and November 30, 2024, our aggregate exposure from receivables and guarantees related to customers consisted of the following:

	2025	2024
Accounts receivable, net of allowances (Note 4)	$14,410	$13,181
Contingent obligations under lease guarantees, less amounts recognized (Note 15)	4,118	5,100
Total credit risk exposure related to customers	$18,528	$18,281

At November 29, 2025 and November 30, 2024, approximately 41% and 43%, respectively, of the aggregate risk exposure, net of reserves, shown above was attributable to five customers. In fiscal 2025, 2024 and 2023, no customer accounted for more than 10% of total consolidated net sales.

We have no foreign manufacturing operations. We define export sales from our wholesale segment as sales to any country or territory other than the United States or its territories or possessions. Our wholesale export sales were approximately $334, $323, and $406 in fiscal 2025, 2024, and 2023, respectively. All of our export sales are invoiced and settled in U.S. dollars.

Inventories

Inventories (finished goods, work in process, raw materials and retail merchandise) accounted for under the first-in, first out (“FIFO”) method are stated at the lower of cost or net realizable value or, in the case of inventory accounted for under the last-in, first out (“LIFO”) method, at the lower of cost or market. Cost is determined for domestic manufactured furniture inventories using the LIFO method because we believe this methodology provides better matching of revenue and expenses. The cost of imported inventories as well as Lane Venture and Bassett Outdoor product inventories are determined on a first-in, first-out (“FIFO”) basis. Inventories accounted for under the LIFO method represented 46% and 50% of total inventory before reserves at November 29, 2025 and November 30, 2024, respectively. We estimate inventory reserves for excess quantities and obsolete items based on specific identification and historical write-offs, taking into account future demand and market conditions. If actual demand or market conditions in the future are less favorable than those estimated, additional inventory write-downs may be required.

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

In accordance with ASC Topic 350, Intangibles – Goodwill & Other, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test described in ASC Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary and our goodwill is considered to be unimpaired. However, if based on our qualitative assessment we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed with performing the quantitative evaluation process. For the annual test of goodwill performed as of the beginning of the fourth quarter of fiscal 2025, 2024 and 2023 we performed the qualitative assessment as described above with respect to our upholstery reporting unit and concluded that there was no impairment of goodwill. With respect to our former Noa Home reporting unit, for the annual test of goodwill as of the beginning of the fourth quarter of fiscal 2023 we proceeded to the quantitative test and concluded that the goodwill allocated to that reporting unit as of November 25, 2023 was fully impaired.

The quantitative evaluation compares the carrying value of each reporting unit that has goodwill with the estimated fair value of the respective reporting unit. Should the carrying value of a reporting unit be in excess of the estimated fair value of that reporting unit, a goodwill impairment charge will be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit. The determination of the fair value of our reporting units is based on a combination of a market approach, that considers benchmark company market multiples, an income approach, that utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 3), and, in the case of our retail reporting unit, a cost approach that utilizes estimates of net asset value. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units. While we believe such assumptions and estimates are reasonable, the actual results may differ materially from the projected amounts. See Note 7 for additional information regarding the results of our goodwill impairment test performed as of the beginning of the fourth quarter of fiscal 2023.

Leases

We account for leases in accordance with ASC Topic 842, Leases. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability.

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

Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by applying a spread above the U.S. Treasury borrowing rates which we believe approximates the rate we would get if borrowing on a collateralized basis based on information available at the commencement date. In the case an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. Some of our leases contain variable rent payments based on a Consumer Price Index or percentage of sales. Due to the variable nature of these costs, they are not included in the measurement of the ROU asset and lease liability.

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

Shipping and Handling Costs

Costs incurred to deliver wholesale merchandise to customers are recorded in selling, general and administrative expense and totaled $23,005, $22,721, and $26,125 for fiscal 2025, 2024 and 2023, respectively. Costs incurred to deliver retail merchandise to customers, including the cost of operating regional distribution warehouses, are also recorded in selling, general and administrative expense and totaled $20,317, $20,342, and $23,399 for fiscal 2025, 2024 and 2023, respectively.

Advertising

Costs incurred for producing and distributing advertising and advertising materials are expensed when incurred and are included in selling, general and administrative expenses. Advertising costs totaled $10,330, $13,256, and $19,106 in fiscal 2025, 2024, and 2023, respectively.

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

Supplemental Cash Flow Information

Refer to the supplemental lease disclosures in Note 15 for cash flow impacts of leasing transactions during fiscal 2025, 2024 and 2023. At November 29, 2025 and November 30, 2024, $34 and $273, respectively, of our fiscal 2025 and 2024 purchases of property and equipment were unpaid and included in accounts payable in the accompanying balance sheets. Otherwise, there were no material non-cash investing or financing activities during fiscal 2025, 2024 or 2023.

Interest paid during fiscal 2025, 2024 and 2023 was $36, $21 and $22, respectively.

See Note 13 for taxes paid net of refunds received.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

Effective as of the beginning of fiscal 2025, we adopted Accounting Standards Update No. 2022-03 – Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, the amendments in ASU 2022-03 require certain additional disclosures related to investments in equity securities subject to contractual sale restrictions. As of and for the year ended November 29, 2025 we do not hold any investments in equity securities, therefore the adoption of this guidance did not have an impact upon our financial position or results of operations.

In July 2025, the FASB issued Accounting Standards Update 2025-05 – Financial Instruments – Credit Losses (Topic ASC 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide entities with a practical expedient they may elect to use when developing an estimate of expected credit losses on current accounts receivable and current contract asset balances arising from transactions accounted for under Topic ASC 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments in ASU 2025-05 become effective for fiscal years and for interim periods beginning after December 15, 2025, and early adoption is permitted. We have elected to adopt ASU 2025-05 beginning with the third quarter of fiscal 2025 and have elected to utilize the practical expedient provided therein. The adoption of this ASU as of June 1, 2025 did not have a material impact on our financial position or results of operations.

Effective November 29, 2025, we adopted Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 740) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require: that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); and that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The enhanced disclosures required by ASU 2023-07 are reflected in our segment disclosures in Note 18. The adoption of this guidance related solely to disclosures and did not have an impact upon our financial position or results of operations.

Recent Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued Accounting Standards Update 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic ASC 220-40) Disaggregation of Income Statement Expenses. The amendments in this ASU require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The amendments in ASU 2024-03 will become effective for us for our 2028 fiscal year and for interim periods beginning with our 2029 fiscal year. Early adoption is permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

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

Investments

Our short-term investments of $17,963 and $20,360 at November 29, 2025 and November 30, 2024 consisted of certificates of deposit (CDs) with original terms of six to twelve months, bearing interest at rates ranging from 2.01% to 4.21%. At November 29, 2025, the weighted average remaining time to maturity of the CDs was approximately three months and the weighted average yield of the CDs was approximately 4.0%. As the CDs mature, we expect to reinvest them in CDs of similar maturities of up to one year. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at November 29, 2025 and November 30, 2024 approximates their fair value.

Our investment in CDs at November 30, 2024 included one CD in the amount of $2,500 which was placed with a financial institution that provided merchant services for our retail segment. This CD was pledged as security for the merchant services agreement. The CD, which was in excess of federal deposit insurance limits, had a six-month term which was renewed through October of 2025 and an interest rate of 2.0%. The requirement to maintain the pledge was waived prior to the maturity of the CD, therefore it was allowed to mature and the funds were returned to cash and cash equivalents.

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

We believe that the carrying amounts of our current assets and current liabilities approximate fair value due to the short-term nature of these items. Our primary non-recurring fair value estimates typically involve the following: goodwill impairment testing (Note 7), which involves Level 3 inputs; and asset impairments (Note 14) which utilize Level 3 inputs.

4.	Accounts Receivable

Accounts receivable consist of the following:

	November 29, 2025	November 30, 2024
Gross accounts receivable	$14,839	$14,278
Allowance for credit losses	(429)	(1,097)
Net accounts receivable	$14,410	$13,181

Activity in the allowance for credit losses was as follows:

	2025	2024	2023

Balance, beginning of the year	$1,097	$535	$1,261
Additions (recoveries) charged to expense	(62)	624	219
Reductions to allowance, net	(606)	(62)	(945)
Balance, end of the year	$429	$1,097	$535

Substantially all of the accounts receivable written off against the reserve during the year ended November 29, 2025 orginated during fiscal 2024.

We believe that the carrying value of our net accounts receivable approximates fair value. The inputs into these fair value estimates reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 3.

5.	Inventories

Inventories consist of the following:

	November 29, 2025	November 30, 2024
Wholesale finished goods	$30,746	$24,841
Work in process	544	519
Raw materials and supplies	16,040	14,921
Retail merchandise	32,503	31,744
Total inventories on first-in, first-out method	79,833	72,025
LIFO adjustment	(12,016)	(11,665)
Reserve for excess and obsolete inventory	(6,027)	(5,395)
	$61,790	$54,965

We source a significant amount of our wholesale product from other countries. During 2025, 2024 and 2023, purchases from our three largest vendors primarily located in Vietnam were $15,108, $11,689 and $15,601 respectively.

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Wholesale Segment	Retail Segment	Total
Balance at November 26, 2022	$4,103	$1,064	$5,167
Additions charged to expense	3,876	750	4,626
Write-offs	(3,834)	(776)	(4,610)
Balance at November 25, 2023	4,145	1,038	5,183
Additions charged to expense	4,284	717	5,001
Write-offs	(4,271)	(518)	(4,789)
Balance at November 30, 2024	4,158	1,237	5,395
Additions charged to expense	1,717	672	2,389
Write-offs	(1,290)	(467)	(1,757)
Balance at November 29, 2025	$4,585	$1,442	$6,027

6.	Property and Equipment, Net

Property and equipment consist of the following:

	November 29, 2025	November 30, 2024
Land	$10,866	$10,866
Buildings and leasehold improvements	122,688	124,305
Machinery and equipment	106,318	105,667
Property and equipment at cost	239,872	240,838
Less accumulated depreciation	(166,697)	(163,791)
Property and equipment, net	$73,175	$77,047

The net book value of our property and equipment by reportable segment is a follows:

	November 29, 2025	November 30, 2024
Wholesale	$21,019	$21,659
Retail	39,455	40,756
Corporate and other	12,701	14,632
Total property and equipment, net	$73,175	$77,047

Depreciation expense associated with the property and equipment shown above was included in income (loss) from operations in our consolidated statements of operations as follows:

	2025	2024	2023

Cost of goods sold (wholesale segment)	$1,995	$2,106	$2,124
Selling, general and administrative expenses:
Wholesale segment	265	261	274
Retail segment	3,884	4,849	5,502
Corporate and Other	2,599	2,644	2,184
Total included in selling, general and administrative expenses	6,748	7,754	7,960
Total depreciation expense included in income from operations	$8,743	$9,860	$10,084

7.	Goodwill

The carrying amount of goodwill in our balance sheets at both November 29, 2025 and November 30, 2024 is as follows:

	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Corporate and other	5,409	(5,409)	-

Total goodwill	$16,523	$(9,306)	$7,217

Changes in the carrying amounts of goodwill by reportable segment during fiscal 2025, 2024 and 2023 were as follows:

			Corporate
	Wholesale	Retail	and Other	Total

Balance as of November 26, 2022	$7,217	$-	$5,554	$12,771
Foreign currency translation adjustment	-	-	(145)	(145)
Full impairment of Noa Home goodwill	-	-	(5,409)	(5,409)

Balance as of November 25, 2023	7,217	-	-	7,217
No changes in fiscal 2024	-	-	-	-

Balance as of November 30, 2024	7,217	-	-	7,217
No changes in fiscal 2025	-	-	-	-

Balance as of November 29, 2025	$7,217	$-	$-	$7,217

We performed the annual tests for impairment of the carrying value of our goodwill as of the beginning of the fourth quarter of fiscal 2025, 2024 and 2023. Based on the initial qualitative analysis performed under ASC Topic 350, we concluded that is was not more likely than not that the carrying value of our upholstery reporting unit within our wholesale segment exceeded its fair value at November 29, 2025, November 30, 2024 and November 25, 2023. In fiscal 2023, due to the actual and expected future underperformance of our Noa Home reporting unit relative to management's original expectations, we performed a strategic review of the operations as of the beginning of the fourth quarter and concluded that Noa Home should exit the Australian market and focus more on the North American market. Coupled with the financial underperformance and the exit from Australia, we performed a quantitative test of the carrying value of the goodwill recognized as part of the 2022 acquisition of Noa Home and concluded that it was necessary to fully impair the carrying value of the Noa Home goodwill, resulting in a non-cash impairment charge of $5,409 in fiscal 2023.

The determination of the fair value of our reporting units is based on a combination of a market approach, which considers benchmark company market multiples and comparable transactions occurring within the last two years and an income approach, which utilizes discounted cash flows for each reporting unit and other Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosure (see Note 3) The valuation of the Noa Home reporting unit was primarily based on the market approach due to significant uncertainty in the future cash flows of Noa Home. Under the income approach, we determine fair value based on the present value of the most recent cash flow projections for each reporting unit as of the date of the analysis and calculate a terminal value utilizing a terminal growth rate. The significant assumptions under this approach include, among others: income projections, which are dependent on future sales, new product introductions, customer behavior, competitor pricing, operating expenses, the discount rate, and the terminal growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions such as our expectations of future performance and the expected future economic environment, which are partly based upon our historical experience. Our estimates are subject to change given the inherent uncertainty in predicting future results. Additionally, the discount rate and the terminal growth rate are based on our judgment of the rates that would be utilized by a hypothetical market participant. As part of the goodwill impairment testing, we also consider our market capitalization in assessing the reasonableness of the combined fair values estimated for our reporting units.

8.	Intangible Assets, Net

Intangible assets at November 29, 2025 and November 30, 2024 consisted of the following:

	November 29, 2025	November 30, 2024
Intangibles subject to amortization:
Customer relationships	$512	$512
Less accumulated amortization	(450)	(392)

Intangibles subject to amortization, net	62	120
Intangibles not subject to amortization:
Trade names	6,848	6,848

Total intangible assets	$6,910	$6,968

The weighted average useful lives of our finite-lived intangible assets and remaining amortization periods as of November 29, 2025 are as follows:

	Useful Life in Years	Remaining Amortization Period in Years

Customer relationships	9	1.1

Our trade name intangible asset at November 29, 2025 and November 30, 2024 is associated with Lane Venture. Because it is our intention to maintain and grow this brand, it is considered to be an indefinite-lived intangible asset. The amortization expense associated with finite-lived intangible assets during fiscal 2025, 2024 and 2023 was $58 each year and is included in selling, general and administrative expense in our consolidated statement of operations. All expense arising from the amortization of intangible assets is associated with our wholesale segment. Estimated future amortization expense for intangible assets that exist at November 29, 2025 is as follows:

Fiscal 2026	58
Fiscal 2027	4
Fiscal 2028	-
Fiscal 2029	-
Fiscal 2030	-

Total	$62

9.	Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At November 29, 2025 and November 30, 2024, we had $8,182 and $6,013, respectively, outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable (Note 4) and inventory (Note 5). Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

Since our used commitment was less than $8,250 at November 29, 2025, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Consequently, our availability under the Credit Facility is currently $16,818. As of November 29, 2025, the Credit Facility was scheduled to expire on January 31, 2027. Subsequent to November 29, 2025, the Credit Facility has been extended through January 31, 2029 under substantially the same terms.

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

The Plan is an account-based plan under which (i) participants may defer voluntarily the payment of current compensation to future years (“participant deferrals”) and (ii) the Company may make annual awards to participants payable in future years (“Company contributions”). The Plan permits each participant to defer up to 75% of base salary and up to 100% of any incentive compensation or other bonus, which amounts would be credited to a deferral account established for the participant. Such deferrals will be fully vested at the time of the deferral. Participant deferrals will be indexed to one or more deemed investment alternatives chosen by the participant from a range of alternatives made available under the Plan. Each participant’s account will be adjusted to reflect gains and losses based on the performance of the selected investment alternatives. A participant may receive distributions from the Plan: (1) upon separation from service, in either a lump sum or annual installment payments over up to a 15 year period, as elected by the participant, (2) upon death or disability, in a lump sum, or (3) on a date or dates specified by the participant (“scheduled distributions”) with such scheduled payments made in either a lump sum or substantially equal annual installments over a period of up to five years, as elected by the participant. Participant contributions commenced during the third quarter of fiscal 2017. Company contributions will vest in full (1) on the third anniversary of the date such amounts are credited to the participant’s account, (2) the date that the participant reaches age 63 or (3) upon death or disability. Company contributions are subject to the same rules described above regarding the crediting of gains or losses from deemed investments and the timing of distributions. Expense associated with deferred compensation under the Plan was $537, $925 and $46 for fiscal 2025, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations. Our liability for Company contributions and participant deferrals at November 29, 2025 and November 30, 2024 was $3,968 and $3,486, respectively, and is included in post-employment benefit obligations in our consolidated balance sheets.

On May 2, 2017, we made Long Term Cash Awards (“LTC Awards”) totaling $2,000 under the Plan to certain management employees in the amount of $400 each. The LTC Awards vest in full on the first anniversary of the date of the award if the participant has reached age 63 by that time, or, if later, on the date the participant reaches age 63, provided in either instance that the participant is still employed by the Company at that time. If not previously vested, the awards will also vest immediately upon the death or disability of the participant prior to the participant’s separation from service. The awards will be payable in 10 equal annual installments following the participant’s death, disability or separation from service. We are accounting for the LTC Awards as a defined benefit pension plan. During fiscal 2024 and 2023, we invested $343 and $1,019 in life insurance policies covering all participants in the Plan. During fiscal 2025, we received a net refund of premiums paid of $28. At November 29, 2025, these policies including those entered into prior to fiscal 2024, have a net death benefit of $16,343 for which the Company is the sole beneficiary. These policies are intended to provide a potential source of funds to meet the obligations arising from the deferred compensation and LTC Awards under the Plan and serve as an economic hedge of the financial impact of changes in the liabilities. They are held in an irrevocable trust but are subject to claims of creditors in the event of the Company’s insolvency.

Supplemental Retirement Income Plan

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. Upon retirement, the Supplemental Plan provides for lifetime monthly payments in an amount equal to 65% of the participant’s final average compensation as defined in the Supplemental Plan, which is reduced by certain social security benefits to be received and other benefits provided by us. The Supplemental Plan also provides a death benefit that is calculated as (a) prior to retirement death, which pays the beneficiary 50% of final average annual compensation for a period of 120 months, or (b) post-retirement death, which pays the beneficiary 200% of final average compensation in a single payment. We own life insurance policies on these executives with a current net death benefit of $1,542 at November 29, 2025. We expect that any death benefit payable out of the plan would be substantially offset by the proceeds received from our life insurance policy upon the death of the executive. Funding for the remaining cash flows is expected to be provided through operations. There are no benefits payable as a result of a termination of employment for any reason other than death or retirement, other than a change of control provision which provides for the immediate vesting and payment of the retirement benefit under the Supplemental Plan in the event of an employment termination resulting from a change of control.

Aggregated summarized information for the Supplemental Plan and the LTC Awards, measured as of the end of each year presented, is as follows:

`	2025	2024
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$6,917	$6,979
Service cost	15	13
Interest cost	325	391
Actuarial (gains) and losses	29	(170)
Benefits paid	(296)	(296)
Projected benefit obligation at end of year	$6,990	$6,917

Accumulated Benefit Obligation	$6,990	$6,917

Discount rate used to value the ending benefit obligations:	4.50%	5.00%

Amounts recognized in the consolidated balance sheet:
Current liabilities	$815	$792
Noncurrent liabilities	6,175	6,125
Total amounts recognized	$6,990	$6,917
Amounts recognized in accumulated other comprehensive income before income tax effects:
Actuarial gain	$(972)	$(1,066)
Net amount recognized	$(972)	$(1,066)

Total recognized in net periodic benefit cost and accumulated other comprehensive income:	$369	$234

	2025	2024	2023

Components of Net Periodic Pension Cost:
Service cost	$15	$13	$27
Interest cost	325	391	370
Amortization of prior service cost	-	61	125
Amortization of other loss	(65)	(22)	-

Net periodic pension cost	$275	$443	$522

Assumptions used to determine net periodic pension cost:
Discount rate	5.00%	5.92%	5.38%
Increase in future compensation levels	3.00%	3.00%	3.00%

Estimated Future Benefit Payments (with mortality):
Fiscal 2026		$815
Fiscal 2027		802
Fiscal 2028		793
Fiscal 2029		746
Fiscal 2030		702
Fiscal 2031 through 2035		2,800

Of the $972 net gain recognized in accumulated other comprehensive income at November 29, 2025, $56 of amortization is expected to be recognized as a component of net periodic pension cost during fiscal 2026.

The components of net periodic pension cost other than the service cost component are included in other loss, net in our consolidated statements of operations.

Deferred Compensation Plan

We have an unfunded Deferred Compensation Plan that covers one current and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or benefits permitted. We recognized expense of $108, $79, and $204 in fiscal 2025, 2024, and 2023, respectively, associated with the plan. Our liability under this plan was $1,562 and $1,568 as of November 29, 2025 and November 30, 2024, respectively. The non-current portion of this obligation is included in post-employment benefit obligations in our consolidated balance sheets, with the current portion included in accrued compensation and benefits.

The non-current portion of the obligations under our defined benefit and deferred compensation plans are included post employment benefit obligations in the accompanying balance sheets as follows:

	November 29, 2025	November 30, 2024
Defined benefit plans:
Supplemental Plan	$4,917	$4,845
LTC Awards	1,258	1,280

Total defined benefit plans	6,175	6,125
Deferred compensation plans:
Management Savings Plan	3,968	3,486
Deferred Compensation Plan	1,236	1,271

Total deferred compensation plans	5,204	4,757

Post employment benefit obligations	$11,379	$10,882

The current portion of these post employment benefit obligations totalled $1,142 and $1,123 at November 29, 2025 and November 30, 2024, respectively, and is included in other accrued liabilities in the accompanying balance sheets.

Defined Contribution Plan

We have a qualified defined contribution plan (Employee Savings/Retirement Plan) that covers substantially all employees who elect to participate and have fulfilled the necessary service requirements. Employee contributions to the Plan are matched at the rate of 25% of up to 8% of gross pay, regardless of years of service. Expense for employer matching contributions was $921, $943 and $998 during fiscal 2025, 2024 and 2023, respectively.

11.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income at November 29, 2025 and November 30, 2024 consisted of the following:

	November 29, 2025	November 30, 2024

Actuarial gains from defined benefit plans	$972	$1,066
Tax effects	(249)	(273)

Accumulated other comprehensive income	$723	$793

The activity in accumulated other comprehensive income for fiscal years 2025, 2024 and 2023, which is comprised of post-retirement benefit actuarial gains or losses related to our Supplemental Plan and LTC Awards as well as cumulative translation adjustments arising from our former investment in Noa Home, is as follows:

Balance at November 26, 2022	$50
Actuarial gains	424
Net pension amortization reclassified from accumulated other comprehensive loss	119
Foreign currency translation adjustment	(378)
Tax effects	(63)
Balance at November 25, 2023	152
Actuarial gains	170
Net pension amortization reclassified from accumulated other comprehensive loss	39
Foreign currency translation adjustment (1)	652
Tax effects	(220)
Balance at November 30, 2024	793
Actuarial losses	(29)
Net pension amortization reclassified from accumulated other comprehensive loss	(65)
Tax effects	24
Balance at November 29, 2025	$723

(1)

Includes the transfer of $962 of cumulative translation loss out of accumulated other comprehensive loss into the fiscal 2024 loss from operations upon the substantial completion of the liquidation of Noa Home (See Note 14).

12.	Capital Stock and Stock Compensation

We account for our stock-based employee and director compensation plans in accordance with ASC Topic 718, Compensation – Stock Compensation. ASC 718 requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period) which we recognize on a straight-line basis. Compensation expense related to restricted stock and stock options included in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2025, 2024 and 2023 was as follows:

	2025	2024	2023

Stock based compensation expense	$639	$804	$849

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

Restricted Shares

Changes in the outstanding non-vested restricted shares during the year ended November 29, 2025 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested restricted shares outstanding at November 30, 2024	94,409	$15.77
Granted	17,556	14.11
Vested	(47,409)	16.23
Forfeited	(3,100)	16.94
Non-vested restricted shares outstanding at November 29, 2025	61,456	$15.41

During fiscal 2025, 47,409 restricted shares were vested and released, of which 29,300 shares had been granted to employees and 18,109 shares had been granted to directors. During fiscal 2025, 2024 and 2023, 9,835 shares, 10,360 shares and 5,985 shares, respectively, were withheld to cover withholding taxes of $136, $161 and $109, respectively, arising from the vesting of restricted shares. During fiscal 2025, 2024 and 2023, excess tax benefits (deficiency) of $(21), $(9) and $10, respectively, were recognized within income tax expense upon the release of vested shares.

Additional information regarding our outstanding non-vested restricted shares, which are all subject to service conditions, at November 29, 2025 is as follows:

			Original	Remaining
	Restricted	Share Value	Vesting	Restriction
Grant	Shares	at Grant Date	Period	Period
Date	Outstanding	Per Share	(Years)	(Years)

January 11, 2023	13,900	17.55	3	0.1
October 29, 2024	30,000	14.11	3	1.9
March 12, 2025	17,556	15.95	1	0.3

Unrecognized compensation cost related to these non-vested restricted shares at November 29, 2025 is $340, all of which is expected to be recognized in fiscal 2026 through fiscal 2027.

Employee Stock Purchase Plan

In March of 2017 we adopted and implemented the 2017 Employee Stock Purchase Plan (“2017 ESPP”) that allows eligible employees to purchase a limited number of shares of our stock at 85% of market value. Under the 2017 ESPP we sold 26,970, 30,436 and 28,063 shares to employees during fiscal 2025, 2024 and 2023, respectively, which resulted in an immaterial amount of compensation expense. There are 16,991 shares remaining available for sale under the 2017 ESPP at November 29, 2025.

13.	Income Taxes

The components of the income tax provision from operations are as follows:

	2025	2024	2023
Current:
Federal	$1,538	$(1,962)	$(121)
State	210	(273)	(72)

Deferred:
Federal	545	(1,781)	846
State	367	(659)	30
Total	$2,660	$(4,675)	$683

A reconciliation of the statutory federal income tax rate and the effective income tax rate, as a percentage of income before income taxes, is as follows:

	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	5.2	5.4	3.8
Nondeductible goodwill, restructuring and other charges	6.2	(6.5)	(42.7)
Nontaxable gain on revaluation of contingent consideration	-	-	8.6
Capital loss carryback	(2.0)	15.9	-
Change in valuation allowance	-	(3.3)	(18.2)
Effective income tax rate	30.4%	32.5%	(27.5)%

Excess tax benefits (deficiencies) in the amount of $(21), $(9) and $10 were recognized as a component of income tax expense during fiscal 2025, 2024 and 2023, respectively, resulting from the exercise of stock options and the release of restricted shares. The fiscal 2023 adjustment for impairment of non-deductible goodwill reflects the fact that there was no tax basis related to the impaired goodwill.

In July of 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “Act”). While the Act includes a wide range of provisions that could impact our financial results in future periods, the passage of the Act did not have a material impact on our results of operations or financial condition in fiscal 2025.

The income tax effects of temporary differences and carryforwards, which give rise to significant portions of the deferred income tax assets and deferred income tax liabilities, are as follows:

	November 29, 2025	November 30, 2024
Deferred income tax assets:
Trade accounts receivable	$108	$278
Inventories	4,070	3,867
Post employment benefit obligations	2,652	2,498
Federal net operating loss and credit carryforwards	-	1,107
State net operating loss carryforwards	374	621
Foreign net operating loss carryforwards	2,264	2,264
Operating lease liabilities	22,527	27,138
Other	1,142	1,182
Gross deferred income tax assets	33,137	38,955
Valuation allowance	(2,264)	(2,264)
Total deferred income tax assets	30,873	36,691

Deferred income tax liabilities:
Property and equipment	3,443	4,200
Intangible assets	1,472	1,235
Operating lease assets	19,438	23,771
Prepaid expenses and other	541	618

Total deferred income tax liabilities	24,894	29,824

Net deferred income tax assets	$5,979	$6,867

We have foreign net operating loss carryforwards attributable to Noa Home of $10,780 resulting in a deferred tax asset of $2,264 upon which we have placed a full valuation allowance. As of November 29, 2025, we have no remaining federal net operating loss carryforwards and we have state net operating loss carryforwards totaling $6,799 expiring in various years through 2044.

Income taxes paid, net of refunds received, during fiscal 2025 was $379. Income tax refunds received, net of taxes paid, during fiscal 2024 and 2023 were $658 and $263, respectively.

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

We remain subject to examination for tax years 2022 through 2025 for all of our major tax jurisdictions.

14.	Other Gains and Losses

Asset Impairment Charges

During fiscal 2025, we recognized a non-cash charge of $498 for the impairment of a right-of-use asset at one underperforming retail store that is expected to be closed in fiscal 2026.

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

Loss on Contract Abandonment

During fiscal 2024, we recognized a charge of $1,240 to accrue the remaining minimum charges payable under a contract for logistical services which our wholesale segment ceased utilizing during the third fiscal quarter of 2024. As of November 29, 2025, this liability has been settled with no remaining charges due.

Loss Upon Realization of Cumulative Translation Adjustment

In connection with the liquidation of the Noa Home business, we recognized a pre-tax charge of $962 during the fourth quarter of fiscal 2024 for the realization of cumulative translation adjustments previously carried in accumulated other comprehensive loss.

Restructuring Charges

In the fourth quarter of fiscal 2024 we recognized a restructuring charge of $440 representing accrued severance pay for certain affected employees Of this charge, $190 was incurred by our retail segment, $83 by our wholesale segment, and $167 was charged to corporate and other. At November 30, 2024, $432 of the accrual remained in other current liabilities, all of which was paid out by the end of the second quarter of fiscal 2025.

Goodwill Impairment Charge

See Note 7 regarding the $5,409 non-cash charge during fiscal 2023 to impair goodwill associated with Noa Home.

Gain on Revaluation of Contingent Consideration

Per the terms of the agreement by which we acquired Noa Home during fiscal 2022, the Noa Home co-founders also had the opportunity to receive additional cash payments totaling approximately C$1,330 per year for the three fiscal years following the year of acquisition based on established increases in net revenues and achieving certain internal EBITDA goals. Subsequent to the acquisition date, the parties concluded that the targets originally set forth by which the Noa Home co-founders were to earn the contingent consideration would likely not be met within the initially anticipated time frame. Therefore, during fiscal 2022 we agreed to replace the contingent consideration with two fixed payments of C$200 each, the first of which was paid in June of 2023 with the second paid in December of 2024. As a result of the write-down of the contingent consideration payable that was recognized at the acquisition date, we recorded a gain of $1,013 during fiscal 2023.

15.	Leases and Lease Guarantees

Leases

See “Leases” under Note 2 for a discussion of our accounting policies and elections under ASC Topic 842.

Supplemental balance sheet information related to our leases as of November 29, 2025 and November 30, 2024 is as follows:

	November 29, 2025	November 30, 2024
Operating leases:
Right of use assets	$76,727	$93,624
Lease liabilities, short-term	19,299	18,050
Lease liabilities, long-term	69,353	88,395

Finance leases:
Right of use assets (1)	$696	$263
Lease liabilities, short-term (2)	230	122
Lease liabilities, long-term (3)	510	153

(1)	Included in property & equipment, net in our consolidated balance sheet.
(2)	Included in other current liabilities and accrued expenses in our consolidated balance sheet.
(3)	Included in other long-term liabilities and accrued expenses in our consolidated balance sheet.

Our right-of-use assets under operating leases by segment as of November 29, 2025 and November 30, 2024 are as follows:

	November 29, 2025	November 30, 2024
Wholesale	$5,013	$6,861
Retail	71,714	86,763
Total right of use assets	$76,727	$93,624

The components of our lease cost for 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Lease cost:
Operating lease cost	$23,375	$24,065	$24,287
Financing lease cost:
Amortization of right-of-use assets	176	235	278
Interest on lease liabilities	33	20	22
Short-term lease cost	167	326	401
Variable lease cost (net of abatements received)	58	138	260
Sublease income	(1,011)	(801)	(1,093)

Total lease cost	$22,798	$23,983	$24,155

Supplemental lease disclosures as of November 29, 2025, November 30, 2024 and November 25, 2023 and for the fiscal years then ended are as follows:

	Operating	Financing

For the year ended November 25, 2023:
Cash paid for amounts included in the measurements of lease liabilities	26,854	301
Lease liabilities arising from new right-of-use assets	21,921	-

For the year ended November 30, 2024:
Cash paid for amounts included in the measurements of lease liabilities	26,558	287
Lease liabilities arising from new right-of-use assets	11,050	197

For the year ended November 29, 2025:
Cash paid for amounts included in the measurements of lease liabilities	26,142	178
Lease liabilities arising from new right-of-use assets	770	609

As of November 25, 2023:
Weighted average remaining lease terms (years)	5.5	1.4
Weighted average discount rates	5.78%	4.72%

As of November 30, 2024:
Weighted average remaining lease terms (years)	5.6	3.1
Weighted average discount rates	6.28%	6.56%

As of November 29, 2025:
Weighted average remaining lease terms (years)	5.0	3.2
Weighted average discount rates	6.51%	7.37%

Future payments under our leases and the present value of the obligations as of November 29, 2025 are as follows:

	Operating Leases	Financing Leases

Fiscal 2026	$24,364	$276
Fiscal 2027	22,929	272
Fiscal 2028	20,141	190
Fiscal 2029	13,586	83
Fiscal 2030	9,626	5
Thereafter	13,573	-
Total lease payments	104,219	826
Less: interest	15,567	86
Total lease obligations	$88,652	$740

We sublease a small number of our leased locations to certain of our licensees for operation as BHF network stores. The terms of these leases generally match those of the lease we have with the lessor. In addition, we sublease space in certain closed store and warehouse locations that are still under lease. Minimum future lease payments due to us under these subleases are as follows:

Fiscal 2026	$810
Fiscal 2027	245
Fiscal 2028	-
Fiscal 2029	-
Fiscal 2030	-
Thereafter	-
Total minimum future rental income	$1,055

Lease Commitments

At November 29, 2025, we had commitments for three leases of real property which are expected to commence during fiscal 2026. Together, these leases call for total annual rents averaging approximately $1,105 per year for an initial term of ten years. All three leases have two five-year renewal options.

Guarantees

As part of the strategy for our store program, we have guaranteed certain lease obligations of licensee operators. The remaining term under these lease guarantees extends for six years. We were contingently liable under licensee lease obligation guarantees in the amount of $4,148 and $5,131 at November 29, 2025 and November 30, 2024, respectively.

In the event of default by an independent dealer under the guaranteed lease, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement dealer, liquidating the collateral, and pursuing payment under the personal guarantees of the independent dealer. The proceeds of the above options are estimated to cover the maximum amount of our future payments under the guarantee obligations, net of reserves. The fair value of lease guarantees (an estimate of the cost to the Company to perform on these guarantees) at November 29, 2025 and November 30, 2024, were not material.

16.	Contingencies

We are involved in various claims and actions which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

17.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2025	2024	2023
Earnings (loss) per share
Numerator:
Net income (loss)	$6,100	$(9,695)	$(3,171)

Denominator:
Denominator for basic income per share - weighted average shares	8,657,989	8,733,215	8,784,759
Effect of dilutive securities*	33,553	-	-
Denominator for diluted income per share — weighted average shares and assumed conversions	8,691,542	8,733,215	8,784,759

Basic income (loss) per share	$0.70	$(1.11)	$(0.36)

Diluted income (loss) per share	$0.70	$(1.11)	$(0.36)

*Due to the net loss in 2024 and 2023, the potentially dilutive securities would have been anti-dilutive and are therefore excluded.

For fiscal 2025, 2024 and 2023, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	2025	2024	2023
Unvested restricted shares	-	94,409	92,313

18.	Segment Information

We report segment information consistent with the way our chief operating decision maker (the “CODM”), a single individual who serves as our Board Chair, President and Chief Executive Officer, evaluates the operating results and performance of the Company. We have strategically aligned our business into two reportable segments as defined in ASC 280, Segment Reporting, and as described below:

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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the periods ended November 29, 2025, November 30, 2024 and November 25, 2023, the only such operating segment included in Corporate and other is Noa Home, which was acquired on September 2, 2022. All sales reported in our Corporate and other category are attributable to Noa Home, which generated substantially all of its sales outside of the United States. During the second fiscal quarter of 2024 we concluded that Noa Home was not likely to achieve profitability in the foreseeable future and ceased operations as of November 30, 2024 after selling the remaining inventory in an orderly fashion over the second half of fiscal 2024.

Inter-segment net sales and cost of goods sold eliminations represent the elimination of wholesale sales to our Company-owned stores. Inter-segment gross profit elimination represents the change in the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits are recorded when merchandise is delivered to the retail consumer. The inter-segment SG&A expense elimination includes rent charged to our retail stores occupying Company-owned real estate.

For the purpose of evaluating segment performance and allocating resources, our CODM uses a measure of income (loss) from operations excluding special items. These excluded items include such things as asset impairment charges, restructuring charges, and other unusual or infrequent gains and losses which management does not expect to recur on a regular routine basis (see Note 14, Other Gains and Losses, for further discussion of these items). The CODM assesses performance by regularly reviewing each segment’s significant expense categories which include total cost of goods sold and total SG&A expenses. If these significant expense categories deviate from expected results, the CODM will delegate to his direct reports the task of investigating the underlying causes and, when necessary, making recommendations for remedial action to the CODM for his consideration and approval.

The following table presents segment results of operations for each of the last three fiscal years:

	Year Ended November 29, 2025
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$118,599	$216,681	$-	$-	$335,280
Intersegment sales	96,015	-	-	(96,015)	-
Total net sales	214,614	216,681	-	(96,015)	335,280
Cost of goods sold	138,883	103,205	-	(95,490)	146,598
SG&A expense	40,870	113,069	27,652	(1,234)	180,357
Income (loss) from operations excluding special items	$34,861	$407	$(27,652)	$709	8,325
Asset impairment charges					498
Income (loss) from operations					7,827
Interest income					1,979
Interest expense					(52)
Other loss, net					(994)
Income before income taxes					$8,760

	Year Ended November 30, 2024
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$120,441	$204,563	$4,919	$-	$329,923
Intersegment sales	87,021	-	-	(87,021)	-
Total net sales	207,462	204,563	4,919	(87,021)	329,923
Cost of goods sold	139,393	95,728	2,803	(87,416)	150,508
SG&A expense	42,712	115,439	30,572	(1,196)	187,527
Income (loss) from operations excluding special items	$25,357	$(6,604)	$(28,456)	$1,591	(8,112)
Asset impairment charges					5,515
Loss on contract abandonment					1,240
Loss upon realization of cumulative translation adjustment					962
Restructuring charges					440
Income (loss) from operations					(16,269)
Interest income					2,673
Interest expense					(30)
Other loss, net					(744)
Loss before income taxes					$(14,370)

	Year Ended November 25, 2023
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$145,392	$235,940	$8,804	$-	$390,136
Intersegment sales	103,519	-	-	(103,519)	-
Total net sales	248,911	235,940	8,804	(103,519)	390,136
Cost of goods sold	171,394	111,769	4,002	(103,517)	183,648
SG&A expense	46,818	124,707	34,728	(1,026)	205,227
Income (loss) from operations excluding special items	$30,699	$(536)	$(29,926)	$1,024	1,261
Goodwill impairment charge					5,409
Gain on revaluation of contingent consideration					1,013
Income (loss) from operations					(3,135)
Interest income					2,528
Interest expense					(22)
Other loss, net					(1,859)
Loss before income taxes					$(2,488)

Additional information reported by segment is as follows:

	2025	2024	2023
Depreciation and Amortization
Wholesale	$2,317	$2,424	$2,455
Retail	3,884	4,850	5,502
Corporate and other	2,600	2,644	2,184
Consolidated	$8,801	$9,918	$10,141

Capital Expenditures
Wholesale	$1,607	$1,108	$2,295
Retail	2,222	2,759	9,877
Corporate and other	701	1,344	5,317
Consolidated	$4,530	$5,211	$17,489

Identifiable Assets
Wholesale	$92,805	$88,533	$99,004
Retail	140,507	158,084	166,604
Corporate and Other	90,507	94,553	104,816
Consolidated	$323,819	$341,170	$370,424

See Note 19 for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

19.	Revenue Recognition

Disaggregated revenue information for sales of furniture and accessories by product category for fiscal years 2025, 2024 and 2023, excluding intercompany transactions between our segments, is as follows:

	2025				2024				2023
	Wholesale	Retail	Corporate & Other	Total	Wholesale	Retail	Corporate & Other (2)	Total	Wholesale	Retail	Corporate & Other (2)	Total
Bassett Custom Upholstery	$76,923	$117,231	$-	$194,154	$79,281	$111,943	$-	$191,224	$89,005	$134,000	$-	$223,005
Bassett Leather	16,484	9,121	-	25,605	15,705	4,990	-	20,695	26,701	1,951	-	28,652
Bassett Custom Wood	12,357	31,885	-	44,242	13,735	32,201	-	45,936	17,357	36,732	-	54,089
Bassett Casegoods	12,835	29,218	-	42,053	11,720	26,179	-	37,899	12,329	32,252	-	44,581
Accessories, mattresses and other (1)	-	29,226	-	29,226	-	29,250	4,919	34,169	-	31,005	8,804	39,809
Consolidated Furniture and Accessories revenue	$118,599	$216,681	$-	$335,280	$120,441	$204,563	$4,919	$329,923	$145,392	$235,940	$8,804	$390,136

(1)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.
(2)

For fiscal 2023 and 2024, Corporate and other reconciling category includes the sales of Noa Home, which was acquired on September 2, 2022 and closed at the end of fiscal 2024 following the decision in the second quarter of fiscal 2024 to cease operations and liquidate the remaining inventory.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 29, 2025 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of November 29, 2025, based on those criteria. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Bassett Furniture Industries, Incorporated and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bassett Furniture Industries, Incorporated (a Virginia corporation) and subsidiaries (the “Company”) as of November 29, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended November 29, 2025, and our report dated February 5, 2026 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Grant Thornton LLP

Charlotte, North Carolina

February 5, 2026

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

The Registrant has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on the Registrant’s website at www.bassettfurniture.com and the Registrant will post any amendments to, or waivers, from, the code of ethics relating to directors and officers on that website.

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of the registrant's securities by directors, senior management, and employees. A copy of the insider trading policy is filed as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information to be contained in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Pay versus Performance” and “Director Compensation” is incorporated herein by reference thereto.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information to be contained in the Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” is incorporated herein by reference thereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Bassett Furniture Industries, Incorporated and Subsidiaries Audited Consolidated Financial Statements for the years ended November 29, 2025, November 30, 2024 and November 25, 2023; Report of Grant Thornton LLP, Independent Registered Public Accounting Firm (PCAOB ID 248) for the year ended November 29, 2025; Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42) for the years ended November 30, 2024 and November 25, 2023; Report of Grant Thornton LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting (PCAOB ID 248).

	(2)	Financial Statement Schedule:

		Schedule II- Analysis of Valuation and Qualifying Accounts for the years ended November 29, 2025, November 30, 2024 and November 25, 2023

	(3)	Listing of Exhibits

3A.	Articles of Incorporation as amended are incorporated herein by reference to Form 10-Q for the fiscal quarter ended February 28, 1994.

3B.	By-laws as amended to date are incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on January 16, 2024.

4A.

Eighth Amended and Restated Credit Agreement with Truist Bank dated May 15, 2024 is incorporated herein by reference to Exhibit 10 to Form 10-Q filed with the SEC on July 11, 2024. Registrant hereby agrees to furnish the SEC, upon request, other instruments defining the rights of holders of long-term debt of the Registrant.

4B.	First Amendment to Eighth Amended and Restated Credit Agreement with Truist Bank dated January 9, 2026.

4C.	Description of Capital Stock is incorporated herein by reference to Form 10-K for the fiscal year ended November 30, 2019, filed January 23, 2020.

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

*10M.	Schedule of Terms for Employment Continuity Agreements with Certain Executive Officers is incorporated herein by reference to Exhibit 10M to Form 10-K filed with the SEC on January 31, 2022.

*10N.	Restated Supplemental Retirement Income Plan, effective May 1, 2014, is incorporated herein by reference to Form 10-Q for the quarterly period ended May 31, 2014.

*10O.	Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on May 5, 2017.

*10P.	Form of Long Term Cash Award under Bassett Furniture Industries, Incorporated Management Savings Plan incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on May 5, 2017.

*10Q.	Form of Indemnity Agreement incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on October 18, 2022.

19.	Insider Trading Policy, incorporated by reference to Exhibit 19 to Form 10-K filed with the SEC on February 10, 2025.

21.	List of subsidiaries of the Registrant

23A.	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

23B.	Consent of Independent Registered Public Accounting Firm, (Ernst & Young LLP)

31A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Robert H. Spilman, Jr., President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32B.	Certification of J. Michael Daniel, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.	Bassett Furniture Industries, Incorporated, Clawback Policy, incorporated by reference to Exhibit 97 to Form 10-K filed with the SEC on February 10, 2025.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Management contract or compensatory plan or arrangement of the Company.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED (Registrant)

By:	/s/ Robert H. Spilman, Jr.	Date: February 5, 2026
Robert H. Spilman, Jr. President and Chief Executive Officer (Principal Executive Officer) Director, Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Emma S. Battle	Date: February 5, 2026
Emma S. Battle Director

By:	/s/ John R. Belk	Date: February 5, 2026
John R. Belk Director

By:	/s/ Kristina K. Cashman	Date: February 5, 2026
Kristina K. Cashman Director

By:	/s/ James E. Goergen	Date: February 5, 2026
James E. Goergen Director

By:	/s/ Virginia W. Hamlet	Date: February 5, 2026
Virginia W. Hamlet Director

By:	/s/ J. Walter McDowell	Date: February 5, 2026
J. Walter McDowell Director

By:	/s/ William C. Wampler, Jr.	Date: February 5, 2026
William C. Wampler, Jr. Director

By:	/s/ William C. Warden, Jr.	Date: February 5, 2026
William C. Warden, Jr. Director, Lead Independent Director

By:	/s/ J. Michael Daniel	Date: February 5, 2026
J. Michael Daniel Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Bassett Furniture Industries, Incorporated

Schedule II

Analysis of Valuation and Qualifying Accounts
For the Years Ended November 29, 2025, November 30, 2024 and November 25, 2023
(amounts in thousands)

	Balance Beginning of Period	Additions Charged to Cost and Expenses	Deductions (1)	Other	Balance End of Period
For the Year Ended November 25, 2023:
Reserve deducted from assets to which it applies

Allowance for credit losses	$1,261	$219	$(945)	$-	$535

Income tax valuation allowance	$1,339	$452	$-	$-	$1,791

For the Year Ended November 30, 2024:
Reserve deducted from assets to which it applies

Allowance for credit losses	$535	$624	$(62)	$-	$1,097

Income tax valuation allowance	$1,791	$473	$-	$-	$2,264

For the Year Ended November 29, 2025:
Reserve deducted from assets to which it applies

Allowance for credit losses	$1,097	$(62)	$(606)	$-	$429

Income tax valuation allowance	$2,264	$-	$-	$-	$2,264

(1) Deductions are for the purpose for which the reserve was created.