Form 10-Q
period 2026-02-28
BASSETT FURNITURE INDUSTRIES INC
filed 2026-04-01
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

At March 26, 2026 8,647,234 shares of common stock of the Registrant were outstanding.

1 of 31

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

2 of 31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED FEBRUARY 28, 2026 AND MARCH 1, 2025 – UNAUDITED

(In thousands except per share data)

	Quarter Ended

	February 28, 2026	March 1, 2025

Net sales	$80,340	$82,162
Cost of goods sold	35,175	35,332
Gross profit	45,165	46,830

Selling, general and administrative expenses	43,913	44,375
New store pre-opening costs	95	-
Income from operations	1,157	2,455

Interest income	553	559
Other loss, net	(192)	(459)
Income before income taxes	1,518	2,555

Income tax expense	402	701

Net income	$1,116	$1,854

Basic earnings per share	$0.13	$0.21

Diluted earnings per share	$0.13	$0.21

Regular dividends per share	$0.20	$0.20

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 31

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED FEBRUARY 28, 2026 AND MARCH 1, 2025 – UNAUDITED

(In thousands)

	Quarter Ended
	February 28, 2026	March 1, 2025

Net income	$1,116	$1,854
Other comprehensive income (loss):
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	(14)	(16)
Income taxes related to SERP	4	4

Other comprehensive (loss) income, net of tax	(10)	(12)

Total comprehensive income	$1,106	$1,842

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 31

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2026 AND NOVEMBER 29, 2025

(In thousands)

	(Unaudited)
	February 28, 2026	November 29, 2025
Assets
Current assets
Cash and cash equivalents	$32,989	$41,277
Short-term investments	17,963	17,963
Accounts receivable, net	14,662	14,410
Inventories	65,666	61,790
Recoverable income taxes	627	2,878
Other current assets	8,117	7,224
Total current assets	140,024	145,542

Property and equipment, net	72,215	73,175

Deferred income taxes	6,049	5,979
Goodwill	7,217	7,217
Intangible assets	6,896	6,910
Right of use assets under operating leases	75,230	76,727
Other	8,523	8,269
Total long-term assets	103,915	105,102
Total assets	$316,154	$323,819

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,812	$14,739
Accrued compensation and benefits	6,857	10,227
Customer deposits	24,745	24,969
Current portion of operating lease obligations	17,671	19,299
Other current liabilites and accrued expenses	7,738	7,750
Total current liabilities	71,823	76,984

Long-term liabilities
Post employment benefit obligations	11,629	11,379
Long-term portion of operating lease obligations	67,365	69,353
Other long-term liabilities	891	996
Total long-term liabilities	79,885	81,728

Stockholders’ equity
Common stock	43,249	43,256
Retained earnings	120,484	121,128
Additional paid-in capital	-	-
Accumulated other comprehensive income	713	723
Total stockholders' equity	164,446	165,107
Total liabilities and stockholders’ equity	$316,154	$323,819

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 31

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED FEBRUARY 28, 2026 AND MARCH 1, 2025 – UNAUDITED

(In thousands)

	Three Months Ended
	February 28, 2026	March 1, 2025
Operating activities:
Net income	$1,116	$1,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,236	2,246
Deferred income taxes	(70)	587
Other, net	119	454
Changes in operating assets and liabilities:
Accounts receivable	(252)	(1,037)
Inventories	(3,876)	(3,138)
Recoverable income taxes and other current assets	1,358	(615)
Right of use assets under operating leases	4,208	4,211
Customer deposits	(224)	(390)
Accounts payable and other liabilities	(3,756)	709
Obligations under operating leases	(6,327)	(4,933)
Net cash used in operating activities	(5,468)	(52)

Investing activities:
Purchases of property and equipment	(863)	(871)
Other	(25)	(11)
Net cash used in investing activities	(888)	(882)

Financing activities:
Cash dividends	(1,730)	(1,734)
Other issuance of common stock	78	80
Repurchases of common stock	(147)	(721)
Taxes paid related to net share settlement of equity awards	(73)	(136)
Repayments of finance lease obligations	(60)	(44)
Net cash used in financing activities	(1,932)	(2,555)
Change in cash and cash equivalents	(8,288)	(3,489)
Cash and cash equivalents - beginning of period	41,277	39,551
Cash and cash equivalents - end of period	$32,989	$36,062

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 31

PART I-FINANCIAL INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED

FEBRUARY 28, 2026

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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our subsidiaries, all of which are wholly owned. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. As of and for the periods ended February 28, 2026 and March 1, 2025 and as of November 29, 2025 we have concluded that none of the evaluated entities represent VIEs.

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of income net of estimates for returns and allowances. We exclude from revenues amounts collected from customers for sales tax.

Certain amounts for the three months ended March 1, 2025 have been reclassified to conform to the current year’s presentation. See Note 13, Revenue Recognition.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three months ended February 28, 2026 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2025. Certain prior period amounts have been reclassified to conform to current period presentation.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.5% for the three months ended February 28, 2026. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Our effective tax rate was 27.4% for the three months ended March 1, 2025. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Supplemental Cash Flow Information

During the three months ended February 28, 2026 and March 1, 2025, $2,787 and $0, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

Income tax refunds received, net of taxes paid, during the three months ended February 28, 2026 and March 1, 2025 were as follows:

	Quarter Ended
	February 28, 2026	March 1, 2025
Federal	$1,979	$-
State	68	20

Total income tax refunds received, net	$2,047	$20

Interest paid during the three months ended February 28, 2026 and March 1, 2025 was $15 and $4, respectively.

7 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Lessor Income

We receive lease income as the lessor on a small number of leased premises which we have subleased to other tenants. Sublease income for closed stores and warehouses is included in selling, general and administrative expense in the accompanying condensed consolidated statements of income and was $155 and $103 for the three months ended February 28, 2026 and March 1, 2025, respectively. We also sublease one location to a licensee. This sublease income is included in other loss, net in the accompanying condensed consolidated statements of income and was $118 and $114 for the three months ended February 28, 2026 and March 1, 2026, respectively.

3. Financial Instruments and Investments

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit (CDs), accounts receivable, and accounts payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $17,963 at both February 28, 2026 and November 29, 2025 consisted of CDs. At February 28, 2026, the CDs had original terms averaging seven months, bearing interest at rates ranging from 2.0% to 4.1% and the weighted average remaining time to maturity was approximately five months and the weighted average yield of the CDs was approximately 3.6%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at February 28, 2026 and November 29, 2025 approximates their fair value.

4. Accounts Receivable

Accounts receivable consists of the following:

	February 28, 2026	November 29, 2025
Gross accounts receivable	$15,125	$14,839
Allowance for credit losses	(463)	(429)
Accounts receivable, net	$14,662	$14,410

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

8 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Activity in the allowance for credit losses for the three months ended February 28, 2026 and March 1, 2025 was as follows:

	Three Months Ended
	February 28, 2026	March 1, 2025

Beginning balance	$429	$1,097
Additions charged to expense	47	18
Write-offs against allowance	(13)	(618)
Ending balance	$463	$497

Substantially all of the accounts receivable written off against the reserve during the three months ended February 28, 2026 and March 1, 2025 originated during our fiscal years ended November 29, 2025 and November 30, 2024, respectively.

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

Inventories were comprised of the following:

	February 28, 2026	November 29, 2025
Wholesale finished goods	$32,373	$30,746
Work in process	478	544
Raw materials and supplies	16,978	16,040
Retail merchandise	34,003	32,503
Total inventories on first-in, first-out method	83,832	79,833
LIFO adjustment	(12,122)	(12,016)
Reserve for excess and obsolete inventory	(6,044)	(6,027)
	$65,666	$61,790

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

9 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Three Months Ended February 28, 2026
	Wholesale Segment	Retail Segment	Total

Balance at November 29, 2025	$4,585	$1,442	$6,027
Additions charged to expense	434	176	610
Write-offs	(427)	(166)	(593)
Balance at February 28, 2026	$4,592	$1,452	$6,044

	Three Months Ended March 1, 2025
	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2024	$4,158	$1,237	$5,395
Additions charged to expense	365	161	526
Write-offs	(192)	(150)	(342)
Balance at March 1, 2025	$4,331	$1,248	$5,579

Our estimates and assumptions have been reasonably accurate in the past. We have not made any significant changes to our methodology for determining inventory reserves in 2026 and do not anticipate that our methodology is likely to change in the foreseeable future.

6. Goodwill

The carrying amounts of goodwill by reportable segment, including accumulated impairment losses, at both February 28, 2026 and November 29, 2025 were as follows:

	Recorded	Impairment	Carrying
	Value	Losses	Amount

Wholesale	$9,188	$(1,971)	$7,217
Retail	1,926	(1,926)	-
Corporate and other	5,409	(5,409)	-

Total goodwill	$16,523	$(9,306)	$7,217

7. Intangible Assets

Intangible assets at February 28, 2026 and November 29, 2025 consisted of the following:

	February 28, 2026	November 29, 2025
Intangibles subject to amortization:
Customer relationships	$512	$512
Less accumulated amortization	(464)	(450)

Intangibles subject to amortization, net	48	62
Intangibles not subject to amortization:
Trade names	6,848	6,848

Total intangible assets	$6,896	$6,910

10 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Amortization expense associated with intangible assets during the three months ended February 28, 2026 and March 1, 2025 was as follows:

	Quarter Ended
	February 28, 2026	March 1, 2025

Intangible asset amortization expense	$14	$14

Estimated future amortization expense for intangible assets that exist at February 28, 2026 is as follows:

Remainder of fiscal 2026	$44
Fiscal 2027	4
Total	$48

8. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At February 28, 2026, we had $5,866 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

At February 28, 2026, we were in compliance with the Consolidated Minimum Tangible Net Worth requirement. Since our used commitment was less than $8,250 at February 28, 2026, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $19,134. On January 9, 2026, the Credit Facility was amended to extend the expiration to January 31, 2029.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $5,617 and $5,611 as of February 28, 2026 and November 29, 2025, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, non-qualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five current and former management employees in the amount of $400 each. We are accounting for the LTC Awards as a defined benefit pension plan. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,393 and $1,379 as of February 28, 2026 and November 29, 2025, respectively.

11 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Components of net periodic pension costs for our defined benefit plans for the three months ended February 28, 2026 and March 1, 2025 are as follows:

	Quarter Ended
	February 28, 2026	March 1, 2025
Service cost	$-	$4
Interest cost	74	81
Amortization of loss	(14)	(16)
Net periodic pension cost	$60	$69

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other loss, net in our condensed consolidated statements of income.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,580 and $1,562 as of February 28, 2026 and November 29, 2025, respectively.

We also have an unfunded, nonqualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $4,181 and $3,968 as of February 28, 2026 and November 29, 2025, respectively.

The non-current portion of the obligations under our defined benefit and deferred compensation plans are included in post employment benefit obligations in the accompanying balance sheets as follows:

	February 28, 2026	November 29, 2025
Defined benefit plans:
Supplemental Plan	$4,922	$4,917
LTC Awards	1,273	1,258

Total defined benefit plans	6,195	6,175
Deferred compensation plans:
Management Savings Plan	4,181	3,968
Deferred Compensation Plan	1,253	1,236

Total deferred compensation plans	5,434	5,204

Post employment benefit obligations	$11,629	$11,379

The current portion of these post employment benefit obligations totaled $1,142 at both February 28, 2026 and November 29, 2025 and is included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.

We recognized expense under our deferred compensation arrangements during the three months ended February 28, 2026 and March 1, 2025 of $12 and $34, respectively.

12 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
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

Lease Guarantees

We were contingently liable under licensee lease obligation guarantees in the amounts of $3,902 and $4,148 at February 28, 2026 and November 29, 2025, respectively. The remaining term under these lease guarantees extends for six years.

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of these lease guarantees (an estimate of the cost to the Company to perform on the guarantee) at February 28, 2026 and November 29, 2025 was not material.

Lease Commitments

At February 28, 2026, we had commitments for two leases of real property which are expected to commence during fiscal 2026. Together, these leases call for total annual rents averaging approximately $757 per year for an initial term of ten years. Both leases have two five-year renewal options.

11. Earnings Per Share

Basic earnings per common share is computed by dividing net income allocable to common shares by the weighted average number of common shares outstanding, adjusted for participating securities, if any. The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings Per Share
For the quarter ended February 28, 2026:

Basic earnings per share	$1,116	8,615,587	$0.13
Add effect of dilutive securities:
Restricted shares	-	36,291	-
Diluted earnings per share	$1,116	8,651,878	$0.13

For the quarter ended March 1, 2025:

Basic earnings per share	$1,854	8,678,770	$0.21
Add effect of dilutive securities:
Restricted shares	-	27,665	-
Diluted earnings per share	$1,854	8,706,435	$0.21

For the three months ended February 28, 2026 and March 1, 2025, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended
	February 28, 2026	March 1, 2025

Unvested shares	-	61,413

13 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the three months ended February 28, 2026 and March 1, 2025, Corporate and other included no other operating segments.

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

For the purpose of evaluating segment performance and allocating resources, our CODM uses a measure of income (loss) from operations excluding special items. These excluded items include such things as asset impairment charges, restructuring charges, and other unusual or infrequent gains and losses which management does not expect to recur on a regular routine basis. During the three months ended February 28, 2026 and March 1, 2025, there were no special items recognized in our results of operations. The CODM assesses performance by regularly reviewing each segment’s significant expense categories which include total cost of goods sold and total SG&A expenses. If these significant expense categories deviate from expected results, the CODM will delegate to his direct reports the task of investigating the underlying causes and, when necessary, making recommendations for remedial action to the CODM for his consideration and approval.

14 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

The following tables present our segment information:

	Quarter Ended February 28, 2026
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$27,795	$52,545	$-	$-	$80,340
Intersegment sales	25,166	-	-	(25,166)	-
Total net sales	52,961	52,545	-	(25,166)	80,340
Cost of goods sold	34,467	25,477	-	(24,769)	35,175
SG&A expense	10,099	28,007	6,118	(311)	43,913
Other segment items - new store pre-opening costs	-	95	-	-	95
Income (loss) from operations	$8,395	$(1,034)	$(6,118)	$(86)	1,157
Interest income					553
Other loss, net					(192)
Income before income taxes					$1,518

	Quarter Ended March 1, 2025
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$28,868	$53,294	$-	$-	$82,162
Intersegment sales	24,059	-	-	(24,059)	-
Total net sales	52,927	53,294	-	(24,059)	82,162
Cost of goods sold	34,191	24,937	-	(23,796)	35,332
SG&A expense	10,051	28,405	6,226	(307)	44,375
Income (loss) from operations	$8,685	$(48)	$(6,226)	$44	2,455
Interest income					559
Other loss, net					(459)
Income before income taxes					$2,555

	Quarter Ended
	February 28, 2026	March 1, 2025
Depreciation and Amortization
Wholesale	$586	$590
Retail - Company-owned stores	1,003	1,010
Corporate and other	647	646
Consolidated	$2,236	$2,246

Capital Expenditures
Wholesale	$46	$754
Retail - Company-owned stores	631	69
Corporate and other	186	48
Consolidated	$863	$871

	As of	As of
Identifiable Assets	February 28, 2026	November 29, 2025
Wholesale	$95,222	$92,805
Retail - Company-owned stores	141,035	140,507
Corporate and other	79,897	90,507
Consolidated	$316,154	$323,819

See Note 13, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

15 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

13. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. Our accounts receivable, net, which are associated with our wholesale segment, were $14,662, $14,410, $14,218 and $13,181 at February 28, 2026, November 29, 2025, March 1, 2025 and November 30, 2024, respectively. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $24,745, $24,969, $25,352 and $25,742 as of February 28, 2026, November 29, 2025, March 1, 2025 and November 30, 2024, respectively. Substantially all of the customer deposits held as of November 29, 2025 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the three months ended February 28, 2026. Similarly, substantially all of the customer deposits held at February 28, 2026 are expected to be recognized as revenue within the next twelve months.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At February 28, 2026, November 29, 2025, March 1, 2025 and November 30, 2024, our balance of prepaid commissions included in other current assets was $2,656, $2,662, $2,805 and $2,928, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three months ended February 28, 2026 and March 1, 2025, excluding intercompany transactions between our segments, is as follows:

	Quarter Ended
	February 28, 2026			March 1, 2025 (1)
	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$17,979	$28,663	$46,642	$18,849	$31,187	$50,036
Bassett Leather Imports	4,089	1,208	5,297	4,112	234	4,346
Bassett Custom Wood	2,822	8,141	10,963	3,160	7,706	10,866
Bassett Casegoods	2,905	7,727	10,632	2,747	6,652	9,399
Accessories, mattresses and other (2)	-	6,806	6,806	-	7,515	7,515
Consolidated net sales of furniture and accessories	$27,795	$52,545	$80,340	$28,868	$53,294	$82,162

(1) Certain amounts within each category have been reclassified to conform to the 2026 presentation.

(2) Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

16 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

14. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three months ended February 28, 2026 and March 1, 2025:

	Quarter Ended

	February 28, 2026	March 1, 2025
Common Stock:

Beginning of period	$43,256	$43,681
Issuance of common stock	63	79
Purchase and retirement of common stock	(70)	(298)

End of period	$43,249	$43,462

Common Shares Issued and Outstanding:

Beginning of period	8,651,054	8,736,046
Issuance of common stock	12,628	15,735
Purchase and retirement of common stock	(14,115)	(59,647)

End of period	8,649,567	8,692,134

Additional Paid-in Capital:

Beginning of period	$-	$6
Issuance of common stock	15	2
Purchase and retirement of common stock	(120)	(148)
Stock based compensation	105	140

End of period	$-	$-

Retained Earnings:

Beginning of period	$121,128	$122,847
Net income for the period	1,116	1,854
Purchase and retirement of common stock	(30)	(411)
Cash dividends declared and paid	(1,730)	(1,734)

End of period	$120,484	$122,556

Accumulated Other Comprehensive Income:

Beginning of period	$723	$793
Amortization of pension costs, net of tax	(10)	(12)

End of period	$713	$781

17 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

15. Recent Accounting Pronouncements

Effective November 29, 2025, we adopted Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 740) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require: that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); and that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The enhanced disclosures required by ASU 2023-07 are reflected in our segment disclosures in Note 12. The adoption of this guidance related solely to disclosures and did not have an impact upon our financial position or results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 become effective for us as of the end of our 2026 fiscal year. We are still assessing the impact of this guidance on our disclosures and plan to adopt ASU 2023-09 for our financial statements for the year ending November 28, 2026.

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

18 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
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

•

concentration of domestic manufacturing, particularly of upholstery products, and the resulting exposure to business interruption from accidents, weather and other events and circumstances beyond our control

Additionally, other risks that could cause actual results to differ materially from those contemplated by such forward-looking statements are set forth in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2025.

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

19 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Overview

Bassett is a leading retailer, manufacturer and marketer of branded home furnishings. We were founded in 1902 and incorporated under the laws of Virginia in 1930. Our rich 124-year history has instilled the principles of quality, value, and integrity in everything we do, while simultaneously providing us with the expertise to respond to ever-changing consumer tastes and meet the demands of a global economy.

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

Bassett also has a significant traditional wholesale business with more than 1,000 open market accounts. Most of the open market sales are through Bassett Design Centers and Bassett Custom Studios which function as a store within a multi-line store featuring the Company’s custom furniture capabilities. The wholesale business, including the Lane Venture outdoor brand, also services general furniture stores and a growing number of interior design firms through a network of over 30 independent sales representatives who have stated geographical territories. These sales representatives are compensated based on a standard commission rate. The Lane Venture outdoor brand was recently introduced in the Bassett Home Furnishings stores representing a new outlet for that brand.

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

We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. Building on the 25% increase in web sales for fiscal 2025, written sales orders for the web increased 28% for the quarter while delivered sales increased 46%. Although e-commerce sales continue to be small relative to in-store sales, we will continue to invest in ongoing improvements to the aesthetics and user experience on our website while not compromising on our in-store experience or the quality of our in-home makeover capabilities.

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

20 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Results of Operations – Period ended February 28, 2026 compared with the period ended March 1, 2025:

Consolidated results of operations for the three months ended February 28, 2026 and March 1, 2025 are as follows:

	Quarter Ended				Change
	February 28, 2026		March 1, 2025		Dollars	Percent

Net sales of furniture and accessories	$80,340	100.0%	$82,162	100.0%	$(1,822)	-2.2%
Cost of furniture and accessories sold	35,175	43.8%	35,332	43.0%	(157)	-0.4%
Gross profit	45,165	56.2%	46,830	57.0%	(1,665)	-3.6%
SG&A expenses	43,913	54.7%	44,375	54.0%	(462)	-1.0%
New store pre-opening costs	95	0.1%	-	0.0%	95	100.0%

Income from operations	$1,157	1.4%	$2,455	3.0%	$(1,298)	-52.9%

Analysis of Quarterly Results:

Total sales revenue for the three months ended February 28, 2026 decreased $1,822 or 2.2% from the prior year period primarily due to the impact of widespread winter weather disruptions in late January on store operations and retail and wholesale logistics. This consisted of a $749 or 1.4% decrease in retail sales from our Company-owned stores and a $1,073 or 3.7% decrease in sales to external wholesale customers.

Gross margins for the three months ended February 28, 2026 decreased 80 basis points from the prior year period primarily due to lower margins in both the wholesale and retail business.

Selling, general and administrative (“SG&A”) expenses (excluding new store pre-opening costs) as a percentage of sales for the three months ended February 28, 2026 increased 70 basis points from 2025 reflecting reduced leverage of fixed costs due to lower sales levels.

Refer to the following discussions of quarterly results by segment for additional details.

21 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefitting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the three months ended February 28, 2026 and March 1, 2025, Corporate and other included no other operating segments.

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

22 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
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

	Quarter Ended February 28, 2026
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$52,961	$52,545	$-	$(25,166)	(1)	$-	$-	$80,340
Cost of furniture and accessories sold	34,467	25,477	-	(24,769)	(2)	-	-	35,175
Gross profit	18,494	27,068	-	(397)		-	-	45,165
SG&A expense	10,099	28,007	6,118	(311)	(3)	-	-	43,913
New store pre-opening costs	-	95	-	-		-		95
Income (loss) from operations	8,395	(1,034)	(6,118)	(86)		-	-	1,157
Interest income	-	-	-	-		-	553	553
Other loss, net	-	-	-	-		-	(192)	(192)
Income (loss) before income taxes	$8,395	$(1,034)	$(6,118)	$(86)		$-	$361	$1,518

	Quarter Ended March 1, 2025
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales of furniture and accessories	$52,927	$53,294	$-	$(24,059)	(1)	$-	$-	$82,162
Cost of furniture and accessories sold	34,191	24,937	-	(23,796)	(2)	-	-	35,332
Gross profit	18,736	28,357	-	(263)		-	-	46,830
SG&A expense	10,051	28,405	6,226	(307)	(3)	-	-	44,375
Income (loss) from operations	8,685	(48)	(6,226)	44		-	-	2,455
Interest income	-	-	-	-		-	559	559
Other loss, net	-	-	-	-		-	(459)	(459)
Income (loss) before income taxes	$8,685	$(48)	$(6,226)	$44		$-	$100	$2,555

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.

23 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three months ended February 28, 2026 and March 1, 2025 are as follows:

	Quarter Ended				Change
	February 28, 2026		March 1, 2025		Dollars	Percent

Net sales	$52,961	100.0%	$52,927	100.0%	$34	0.1%
Gross profit (1)	18,494	34.9%	18,736	35.4%	(242)	-1.3%
SG&A expenses	10,099	19.1%	10,051	19.0%	48	0.5%
Income from operations	$8,395	15.9%	$8,685	16.4%	$(290)	-3.3%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Income (Loss) Before Income Taxes above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	February 28, 2026				March 1, 2025 (1)				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$17,979	$15,444	$33,423	63.1%	$18,849	$15,560	$34,409	65.0%	$(986)	-2.9%
Bassett Leather Imports	4,089	975	5,064	9.6%	4,112	632	4,744	9.0%	320	6.7%
Bassett Custom Wood	2,822	4,134	6,956	13.1%	3,160	3,990	7,150	13.5%	(194)	-2.7%
Bassett Casegoods	2,905	4,613	7,518	14.2%	2,747	3,877	6,624	12.5%	894	13.5%
Total	$27,795	$25,166	$52,961	100.0%	$28,868	$24,059	$52,927	100.0%	$34	0.1%

(1)	Certain amounts within the Bassett Custom Wood and Bassett Casegoods categories have been reclassified to conform with the 2026 presentation.

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended February 28, 2026 increased $34 or 0.1% over the prior year, consisting of a 0.6% increase in shipments to our retail store network and a 2.6% increase in Lane Venture shipments to wholesale customers partially offset by a 5.3% decrease in shipments to the open market. As previously mentioned, we introduced the Lane Venture brand in the Bassett Home Furnishings stores during the first quarter of 2026 and have included those shipments in the above change in shipments to the retail store network. Including those shipments in the total Lane Venture brand, shipments of that brand increased 32%. Shipments were negatively impacted by winter weather as our major distribution centers were closed for multiple days during the quarter. Gross margins for the three months ended February 28, 2026 decreased 50 basis points from the prior year period as margin decreases in the Bassett Custom Upholstery operations due to reduced leverage on fixed costs were partially offset by improved margins in the Bassett Casegoods operations due to improved pricing strategies. SG&A expenses as a percentage of sales were essentially flat compared with the prior year period.

Wholesale Backlog

Wholesale backlog at February 28, 2026 was $16,745 as compared to $19,519 at November 29, 2025 and $19,515 at March 1, 2025.

24 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended February 28, 2026 and March 1, 2025 are as follows:

	Quarter Ended				Change
	February 28, 2026		March 1, 2025		Dollars	Percent

Net sales	$52,545	100.0%	$53,294	100.0%	$(749)	-1.4%
Gross profit (1)	27,068	51.5%	28,357	53.2%	(1,289)	-4.5%
SG&A expenses	28,007	53.3%	28,405	53.3%	(398)	-1.4%
New store pre-opening costs	95	0.2%	-	0.0%	95	100.0%
Loss from operations	$(1,034)	-2.0%	$(48)	-0.1%	$(986)	N/M

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Income (Loss) Before Income Taxes above.

Retail sales by major product category are as follows:

	Quarter Ended				Change
	February 28, 2026		March 1, 2025 (1)		Dollars	Percent

Bassett Custom Upholstery	$28,663	54.5%	$31,187	58.5%	$(2,524)	-8.1%
Bassett Leather Imports	1,208	2.3%	234	0.4%	974	416.2%
Bassett Custom Wood	8,141	15.5%	7,706	14.5%	435	5.6%
Bassett Casegoods	7,727	14.7%	6,652	12.5%	1,075	16.2%
Accessories, mattresses and other (2)	6,806	13.0%	7,515	14.1%	(709)	-9.4%
Total	$52,545	100.0%	$53,294	100.0%	$(749)	-1.4%

(1)	Certain amounts within Bassett Custom Upholstery and Bassett Leather Imports have been reclassified to conform to the 2026 presentation.
(2)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

Analysis of Quarterly Results - Retail

Net sales for the three months ended February 28, 2026 decreased $749 or 1.4% from the prior year period due primarily to the previously mentioned winter weather disruptions during the last two weeks of January. Written sales (the value of sales orders taken but not delivered) decreased 0.2% from the first quarter of 2025. Gross margin for the three months ended February 28, 2026 declined 170 basis points from the prior period primarily due to lower margins on in-line goods as we did not institute a price increase related to the increased tariff costs until mid-January of 2026. SG&A expenses (excluding new store pre-opening costs) as a percentage of sales for the three months ended February 28, 2026 were unchanged from the prior year period as reduced leverage of fixed costs due to lower sales levels was substantially offset by improved efficiency in the warehouse and delivery operation.

During the three months ended February 28, 2026, we incurred $95 of new store pre-opening costs associated with new stores in the Cincinnati, Ohio and Orlando, Florida markets, expected to open by the end of the second and third quarters of fiscal 2026, respectively. Prior to opening a new store we incur such expenses as rent, training costs and other payroll-related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight-line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 to 45 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. We generally expect that new stores will operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break even, we do realize additional wholesale sales volume that leverages the fixed costs in our wholesale business.

25 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Retail Backlog

Retail backlog at February 28, 2026 was $34,247 compared to $34,402 at November 29, 2025 and $36,143 at March 1, 2025.

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions. SG&A expenses of Corporate and other for the periods ended February 28, 2026 and March 1, 2025 are as follows:

	Quarter Ended		Change
	February 28, 2026	March 1, 2025	Dollars	Percent

SG&A expenses	$(6,118)	$(6,226)	$108	-1.7%

Analysis of Results – Corporate and Other

SG&A expenses included in Corporate and other decreased $108 or 1.7% from the prior year primarily due to decreased corporate overhead spending from better expense management.

Other Items Affecting Net Income (Loss)

Interest Income

Interest income for the three months ended February 28, 2026 and March 1, 2025 was $553 and $559, respectively, a decrease of $6. Lower interest income on CDs and interest-bearing cash equivalents was largely offset by $99 of interest received as a Federal income tax refund during the first quarter of fiscal 2026.

Other Loss, Net

Other loss, net, for the three months ended February 28, 2026 and March 1, 2025 was $192 and $459, respectively, a decline of $267 from the prior year period. The net change from the prior year quarter and year to date was primarily due to lower net costs associated with Company-owned life insurance partially offset by increased interest expense from finance leases compared to the prior year period.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.5% for the three months ended February 28, 2026. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Our effective tax rate was 27.4% for the three months ended March 1, 2025. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

26 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities for the first three months of fiscal 2026 was $5,468 compared to cash used in operations of $52 for the first three months of fiscal 2025, representing a decline of $5,416 in cash flows from operations. This decrease was primarily the result of lower income levels and negative changes in working capital which had been expected.

Our overall cash position declined $8,288 during the first three months of 2026. During the first three months of fiscal 2026, we spent $863 on purchases of property and equipment. We also paid $1,730 in dividends during the first three months of 2026. We repurchased $147 of shares under our stock repurchase program during the first three months of 2026 compared to repurchases of $721 in the prior year period. We expect capital expenditures for the full year to range from $8 million to $12 million. As of February 28, 2026, $18,106 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $50,952 on hand at February 28, 2026, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

On May 15, 2024, we entered into the Credit Facility with our bank. This Credit Facility provides for a line of credit of up to $25,000. At February 28, 2026, we had $5,866 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio not to exceed 3.35 times.

At February 28, 2026, we were in compliance with the Consolidated Minimum Tangible Net Worth requirement. Since our used commitment was less than $8,250 at February 28, 2026, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $19,134. On January 9, 2026, the Credit Facility was amended to extend the expiration date to January 31, 2029.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease certain personal property such as lift trucks, office equipment and local delivery trucks. The present value of our obligations for leases with terms in excess of one year at February 28, 2026 is $85,791 and is included in our accompanying condensed consolidated balance sheet at February 28, 2026. We were contingently liable under licensee lease obligation guarantees in the amount of $3,902 at February 28, 2026. The remaining terms under these lease guarantees extend for six years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

We provide post-employment benefits to certain current and former executives and management level employees of the Company. Included among these benefits are two defined-benefit plans with a combined projected benefit obligation of $7,010 at February 28, 2026, the current portion of which is $815. We also have deferred compensation plans with a total liability of $5,764 at February 28, 2026, the current portion of which is $330. See Note 9 to our condensed consolidated financial statements for additional information regarding these plans.

27 of 31

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
FEBRUARY 28, 2026
(Dollars in thousands except share and per share data)

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended November 29, 2025.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of February 28, 2026.

Item 3. Quantitative and Qualitative Disclosure about Market Risk:

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies relating to foreign purchases not denominated in U.S. dollars would not be material to our results from operations.

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $23,346 at February 28, 2026 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,902 which we have guaranteed on behalf of certain licensees as of February 28, 2026 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At February 28, 2026, the unamortized balance of such right-of-use assets used in continuing operations totaled $75,190. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

28 of 31

PART II - OTHER INFORMATION

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2026

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three months ended February 28, 2026 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased		Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

November 30, 2025 -January 3, 2026	5,178		$15.47	5,178	$18,174
January 4, 2026 - January 31, 2026	6,044	(2)	$16.25	1,634	$18,148
February 1, 2026 - February 28, 2026	2,893		$14.75	2,893	$18,106

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At February 28, 2026, $18,106 remained available for share repurchases under the plan.

(2)	Includes 4,410 shares deemed to be repurchased in connection with the vesting of awards.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c)

During the fiscal quarter ended February 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6. Exhibits

a.	Exhibits:

Exhibit 3a – Articles of Incorporation as amended to date are incorporated herein by reference to the Exhibit to Form 10-Q for the fiscal quarter ended February 28, 1994.

Exhibit 3b – By-laws as amended to date are incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on July 22, 2025.

Exhibit 10 – First Amendment to Eighth Amended and Restated Credit Agreement with Truist Bank dated January 9, 2026 is incorporated herein by reference to Exhibit 4B to Form 10-K filed with the SEC on February 5, 2026.

Exhibit 31a – Chief Executive Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

29 of 31

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

FEBRUARY 28, 2026

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

30 of 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

BASSETT FURNITURE INDUSTRIES, INCORPORATED

/s/	Robert H. Spilman, Jr.
Robert H. Spilman, Jr., Chairman and Chief Executive Officer
April 1, 2026

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer April 1, 2026

31 of 31