Form 10-Q
period 2026-05-30
BASSETT FURNITURE INDUSTRIES INC
filed 2026-07-01
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2026

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

At June 26, 2026 8,658,269 shares of common stock of the Registrant were outstanding.

1 of 35

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM		PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of May 30, 2026 (unaudited) and November 29, 2025 and for the three and six months ended May 30, 2026 (unaudited) and May 31, 2025 (unaudited)

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	32

4.	Controls and Procedures	32

PART II - OTHER INFORMATION

1.	Legal Proceedings	33

2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

3.	Defaults Upon Senior Securities	33

5.	Other Information	33

6.	Exhibits	33

2 of 35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED MAY 30, 2026 AND MAY 31, 2025 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Six Months Ended

	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025

Net sales	$83,753	$84,348	$164,093	$166,510
Cost of goods sold	36,406	37,439	71,581	72,771
Gross profit	47,347	46,909	92,512	93,739

Selling, general and administrative expenses	44,631	44,412	88,544	88,787
New store pre-opening costs	473	-	568	-
Income from operations	2,243	2,497	3,400	4,952

Interest income	446	521	999	1,080
Other income (loss), net	87	(422)	(105)	(881)
Income before income taxes	2,776	2,596	4,294	5,151

Income tax expense	737	678	1,139	1,379

Net income	$2,039	$1,918	$3,155	$3,772

Basic earnings per share	$0.24	$0.22	$0.37	$0.43

Diluted earnings per share	$0.24	$0.22	$0.37	$0.43

Regular dividends per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED MAY 30, 2026 AND MAY 31, 2025 – UNAUDITED

(In thousands)

	Quarter Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025

Net income	$2,039	$1,918	$3,155	$3,772
Other comprehensive income (loss):
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	(14)	(16)	(28)	(32)
Income taxes related to SERP	3	4	7	8

Other comprehensive loss, net of tax	(11)	(12)	(21)	(24)

Total comprehensive income	$2,028	$1,906	$3,134	$3,748

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 30, 2026 AND NOVEMBER 29, 2025

(In thousands)

	(Unaudited)
	May 30, 2026	November 29, 2025
Assets
Current assets
Cash and cash equivalents	$35,902	$41,277
Short-term investments	17,988	17,963
Accounts receivable, net	12,559	14,410
Inventories	64,631	61,790
Recoverable income taxes	410	2,878
Other current assets	6,924	7,224
Total current assets	138,414	145,542

Property and equipment, net	71,930	73,175

Deferred income taxes	6,180	5,979
Goodwill	7,664	7,217
Intangible assets	6,881	6,910
Right of use assets under operating leases	77,488	76,727
Other	8,928	8,269
Total long-term assets	107,141	105,102
Total assets	$317,485	$323,819

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,068	$14,739
Accrued compensation and benefits	6,772	10,227
Customer deposits	25,568	24,969
Current portion of operating lease obligations	17,689	19,299
Other current liabilites and accrued expenses	8,006	7,750
Total current liabilities	70,103	76,984

Long-term liabilities
Post employment benefit obligations	12,048	11,379
Long-term portion of operating lease obligations	70,132	69,353
Other long-term liabilities	726	996
Total long-term liabilities	82,906	81,728

Stockholders’ equity
Common stock	43,157	43,256
Retained earnings	120,617	121,128
Additional paid-in capital	-	-
Accumulated other comprehensive income	702	723
Total stockholders' equity	164,476	165,107
Total liabilities and stockholders’ equity	$317,485	$323,819

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 35

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MAY 30, 2026 AND MAY 31, 2025 – UNAUDITED

(In thousands)

	Six Months Ended
	May 30, 2026	May 31, 2025
Operating activities:
Net income	$3,155	$3,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,517	4,478
Deferred income taxes	(201)	1,374
Other, net	200	642
Changes in operating assets and liabilities:
Accounts receivable	1,851	298
Inventories	(2,771)	(4,397)
Recoverable income taxes and other current assets	2,768	1,352
Right of use assets under operating leases	8,475	8,474
Customer deposits	577	(1,713)
Accounts payable and other liabilities	(6,692)	978
Obligations under operating leases	(9,983)	(8,355)
Net cash provided by operating activities	1,896	6,903

Investing activities:
Purchases of property and equipment	(2,592)	(2,275)
Cash paid for licensee acquisition	(470)	-
Other	(88)	(74)
Net cash used in investing activities	(3,150)	(2,349)

Financing activities:
Cash dividends	(3,443)	(3,476)
Other issuance of common stock	173	165
Repurchases of common stock	(653)	(1,158)
Taxes paid related to net share settlement of equity awards	(76)	(136)
Repayments of finance lease obligations	(122)	(67)
Net cash used in financing activities	(4,121)	(4,672)
Change in cash and cash equivalents	(5,375)	(118)
Cash and cash equivalents - beginning of period	41,277	39,551
Cash and cash equivalents - end of period	$35,902	$39,433

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our subsidiaries, all of which are wholly owned. In accordance with ASC Topic 810, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. As of and for the periods ended May 30, 2026 and May 31, 2025 and as of November 29, 2025 we have concluded that none of the evaluated entities represent VIEs.

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of income net of estimates for returns and allowances. We exclude from revenues amounts collected from customers for sales tax.

Certain amounts for the three and six months ended May 31, 2025 have been reclassified to conform to the current year’s presentation. See Note 13, Revenue Recognition.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and six months ended May 30, 2026 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2025. Certain prior period amounts have been reclassified to conform to current period presentation.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.5% for the three and six months ended May 30, 2026. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Our effective tax rate was 26.1% and 26.8% for the three and six months ended May 31, 2025, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Supplemental Cash Flow Information

During the six months ended May 30, 2026 and May 31, 2025, $9,228 and $378, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

Income tax refunds received (taxes paid), net, during the six months ended May 30, 2026 and May 31, 2025 were as follows:

	Six Months Ended
	May 30, 2026	May 31, 2025
Federal	$1,129	$(200)
State	(11)	(164)

Total income tax refunds received (taxes paid), net	$1,118	$(364)

7 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

Interest paid during the six months ended May 30, 2026 and May 31, 2025 was $28 and $14, respectively.

Lessor Income

We receive lease income as the lessor on a small number of leased premises which we have subleased to other tenants. Sublease income for closed stores and warehouses is included in selling, general and administrative expense in the accompanying condensed consolidated statements of income and was $155 and $309 for the three and six months ended May 30, 2026, respectively, and $148 and $251 for the three and six months ended May 31, 2025, respectively. We also sublease one location to a licensee. This sublease income is included in other income (loss), net in the accompanying condensed consolidated statements of income and was $118 and $236 for the three and six months ended May 30, 2026, respectively, and $114 and $228 for the three and six months ended May 31, 2025, respectively.

Licensee Acquisition

Effective March 1, 2026, we acquired the operations of the Bassett Home Furnishings (“BHF”) store located in Cherry Hill, New Jersey for an all-cash purchase price of $470 with no other forms of consideration transferred. The store had been owned and operated by a licensee that had determined that continued ownership of a BHF store was no longer consistent with its future business objectives. We believe that Cherry Hill, New Jersey represents a viable market for a BHF store.

The preliminary purchase price allocation was as follows:

Inventory	$70
Customer deposits	(22)
Other current liabilities	(25)
Net assets acquired	23
Goodwill	447

Purchase price	$470

The allocation of the fair value of the acquired business was based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary area of the preliminary allocation of the purchase price that is not yet finalized relates to the estimate of certain accrued liabilities. The inputs into our valuation of the acquired assets reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 inputs as specified in the fair value hierarchy in ASC 820, Fair Value Measurements and Disclosures. See Note 6 regarding the allocation of the goodwill to our reportable segments. The recognized goodwill of $447 is deductible for income tax purposes. We believe that the primary factor supporting the recognized goodwill is that the licensee which formerly operated the Cherry Hill BHF store has established our brand in the greater Philadelphia, Pennsylvania market and this acquisition will enable us to maintain and grow our brand presence in that market.

The acquisition is not material to our condensed consolidated financial statements and, accordingly, pro forma revenue and earnings disclosures are not material and have not been presented. Sales and operating losses generated by the Cherry Hill store subsequent to acquisition were not material for the three and six months ended May 30, 2026. Acquisition costs were immaterial.

New Store Pre-Opening Costs

Income from operations for the three and six months ended May 30, 2026 includes new store pre-opening costs of $473 and $568, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

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

8 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

Investments

Our short-term investments of $17,988 and $17,963 at May 30, 2026 and November 29, 2025, respectively, consisted of CDs. At May 30, 2026, the CDs had original terms averaging seven months, bearing interest at rates ranging from 2.0% to 4.1% and the weighted average remaining time to maturity was approximately three months and the weighted average yield of the CDs was approximately 3.6%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at May 30, 2026 and November 29, 2025 approximates their fair value.

4. Accounts Receivable

Accounts receivable consists of the following:

	May 30, 2026	November 29, 2025
Gross accounts receivable	$13,067	$14,839
Allowance for credit losses	(508)	(429)
Accounts receivable, net	$12,559	$14,410

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

Activity in the allowance for credit losses for the six months ended May 30, 2026 and May 31, 2025 was as follows:

	Six Months Ended
	May 30, 2026	May 31, 2025

Beginning balance	$429	$1,097
Additions charged to expense	97	40
Write-offs against allowance	(18)	(585)
Ending balance	$508	$552

Substantially all of the accounts receivable written off against the reserve during the three and six months ended May 30, 2026 and May 31, 2025 originated during our fiscal years ended November 29, 2025 and November 30, 2024, respectively.

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
MAY 30, 2026
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

Inventories were comprised of the following:

	May 30, 2026	November 29, 2025
Wholesale finished goods	$31,028	$30,746
Work in process	612	544
Raw materials and supplies	16,949	16,040
Retail merchandise	33,930	32,503
Total inventories on first-in, first-out method	82,519	79,833
LIFO adjustment	(12,193)	(12,016)
Reserve for excess and obsolete inventory	(5,695)	(6,027)
	$64,631	$61,790

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Six Months Ended May 30, 2026
	Wholesale Segment	Retail Segment	Total

Balance at November 29, 2025	$4,585	$1,442	$6,027
Additions charged to expense	589	444	1,033
Write-offs	(1,003)	(362)	(1,365)
Balance at May 30, 2026	$4,171	$1,524	$5,695

	Six Months Ended May 31, 2025
	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2024	$4,158	$1,237	$5,395
Additions charged to expense	966	326	1,292
Write-offs	(682)	(191)	(873)
Balance at May 31, 2025	$4,442	$1,372	$5,814

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

10 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

6. Goodwill

The carrying amounts of goodwill by reportable segment, net of accumulated impairment losses, were as follows:

	Wholesale	Retail	Corporate & Other	Total

Balance as of November 29, 2025	$7,217	$-	$-	$7,217
Goodwill arising from licensee acquisition (Note 2)	406	41	-	447
Balance as of May 30, 2026	$7,623	$41	$-	$7,664

Accumulated impairment losses at both May 30, 2026 and November 29, 2025 were as follows:

	Wholesale	Retail	Corporate & Other	Total

Accumulated impairment losses	$1,971	$1,926	$5,409	$9,306

7. Intangible Assets

Intangible assets at May 30, 2026 and November 29, 2025 consisted of the following:

	May 30, 2026	November 29, 2025
Intangibles subject to amortization:
Customer relationships	$512	$512
Less accumulated amortization	(479)	(450)

Intangibles subject to amortization, net	33	62
Intangibles not subject to amortization:
Trade names	6,848	6,848

Total intangible assets	$6,881	$6,910

Amortization expense associated with intangible assets during the three and six months ended May 30, 2026 and May 31, 2025 was as follows:

	Quarter Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025

Intangible asset amortization expense	$14	$14	$28	$28

Estimated future amortization expense for intangible assets that exist at May 30, 2026 is as follows:

Remainder of fiscal 2026	$29
Fiscal 2027	4
Total	$33

11 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

8. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At May 30, 2026, we had $5,866 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

At May 30, 2026, we were in compliance with the Consolidated Minimum Tangible Net Worth requirement. Since our used commitment was less than $8,250 at May 30, 2026, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $19,134. On January 9, 2026, the Credit Facility was amended to extend the expiration to January 31, 2029.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current and certain former executives. The liability for the Supplemental Plan was $5,622 and $5,611 as of May 30, 2026 and November 29, 2025, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, non-qualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five current and former management employees in the amount of $400 each. We are accounting for the LTC Awards as a defined benefit pension plan. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,328 and $1,379 as of May 30, 2026 and November 29, 2025, respectively.

Components of net periodic pension costs for our defined benefit plans for the three and six months ended May 30, 2026 and May 31, 2025 are as follows:

	Quarter Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Service cost	$-	$4	$-	$8
Interest cost	74	81	148	163
Amortization of loss	(14)	(16)	(28)	(32)
Net periodic pension cost	$60	$69	$120	$139

The components of net periodic pension cost other than the service cost component, which is included in selling, general and administrative expenses, are included in other income (loss), net in our condensed consolidated statements of income.

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,598 and $1,562 as of May 30, 2026 and November 29, 2025, respectively.

We have an additional unfunded deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $4,642 and $3,968 as of May 30, 2026 and November 29, 2025, respectively.

12 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

The non-current portion of the obligations under our defined benefit and deferred compensation plans are included in post employment benefit obligations in the accompanying balance sheets as follows:

	May 30, 2026	November 29, 2025
Defined benefit plans:
Supplemental Plan	$4,927	$4,917
LTC Awards	1,208	1,258

Total defined benefit plans	6,135	6,175
Deferred compensation plans:
Management Savings Plan	4,642	3,968
Deferred Compensation Plan	1,271	1,236

Total deferred compensation plans	5,913	5,204

Post employment benefit obligations	$12,048	$11,379

The current portion of these post employment benefit obligations totaled $1,142 at both May 30, 2026 and November 29, 2025 and is included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.

We recognized expense under our deferred compensation arrangements during the three and six months ended May 30, 2026 and May 31, 2025 as follows:

	Quarter Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Deferred compensation expense	$397	$82	$409	$116

10. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under licensee lease obligation guarantees in the amounts of $3,656 and $4,148 at May 30, 2026 and November 29, 2025, respectively. The remaining term under these lease guarantees extends for approximately five years.

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of these lease guarantees (an estimate of the cost to the Company to perform on the guarantee) at May 30, 2026 and November 29, 2025 was not material.

13 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

Lease Commitments

At May 30, 2026, we had a commitment for one lease of real property which is expected to commence during fiscal 2026. This lease calls for total annual rents averaging approximately $403 per year for an initial term of ten years. The lease has two five-year renewal options.

11. Earnings Per Share

Basic earnings per common share is computed by dividing net income allocable to common shares by the weighted average number of common shares outstanding, adjusted for participating securities, if any. The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings Per Share
For the quarter ended May 30, 2026:

Basic earnings per share	$2,039	8,618,419	$0.24
Add effect of dilutive securities:
Restricted shares	-	17,850	-
Diluted earnings per share	$2,039	8,636,269	$0.24

For the quarter ended May 31, 2025:

Basic earnings per share	$1,918	8,667,908	$0.22
Add effect of dilutive securities:
Restricted shares	-	11,966	-
Diluted earnings per share	$1,918	8,679,874	$0.22

For the six months ended May 30, 2026:

Basic earnings per share	$3,155	8,617,003	$0.37
Add effect of dilutive securities:
Restricted shares	-	26,491	-
Diluted earnings per share	$3,155	8,643,494	$0.37

For the six months ended May 31, 2025:

Basic earnings per share	$3,772	8,673,339	$0.43
Add effect of dilutive securities:
Restricted shares	-	20,261	-
Diluted earnings per share	$3,772	8,693,600	$0.43

For the three and six months ended May 30, 2026 and May 31, 2025, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025

Unvested shares	5,000	17,556	27,856	17,556

14 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefiting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the three and six months ended May 30, 2026 and May 31, 2025, Corporate and other included no other operating segments.

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

For the purpose of evaluating segment performance and allocating resources, our CODM uses a measure of income (loss) from operations excluding special items. These excluded items include such things as asset impairment charges, restructuring charges, and other unusual or infrequent gains and losses which management does not expect to recur on a regular routine basis. During the three and six months ended May 30, 2026 and May 31, 2025, there were no special items recognized in our results of operations. The CODM assesses performance by regularly reviewing each segment’s significant expense categories which include total cost of goods sold and total selling, general and administrative (“SG&A”) expenses. If these significant expense categories deviate from expected results, the CODM will delegate to his direct reports the task of investigating the underlying causes and, when necessary, making recommendations for remedial action to the CODM for his consideration and approval.

15 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

The following tables present our segment information:

	Quarter Ended May 30, 2026
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$28,205	$55,548	$-	$-	$83,753
Intersegment sales	24,942	-	-	(24,942)	-
Total net sales	53,147	55,548	-	(24,942)	83,753
Cost of goods sold	34,356	27,085	-	(25,035)	36,406
SG&A expense	10,560	28,320	6,059	(308)	44,631
Other segment items - new store pre-opening costs	-	473	-	-	473
Income (loss) from operations	$8,231	$(330)	$(6,059)	$401	2,243
Interest income					446
Other income, net					87
Income before income taxes					$2,776

	Quarter Ended May 31, 2025
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$30,116	$54,232	$-	$-	$84,348
Intersegment sales	24,113	-	-	(24,113)	-
Total net sales	54,229	54,232	-	(24,113)	84,348
Cost of goods sold	35,649	25,838	-	(24,048)	37,439
SG&A expense	10,290	27,912	6,521	(311)	44,412
Income (loss) from operations	$8,290	$482	$(6,521)	$246	2,497
Interest income					521
Other loss, net					(422)
Income before income taxes					$2,596

16 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

	Six Months Ended May 30, 2026
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$56,000	$108,093	$-	$-	$164,093
Intersegment sales	50,108	-	-	(50,108)	-
Total net sales	106,108	108,093	-	(50,108)	164,093
Cost of goods sold	68,823	52,562	-	(49,804)	71,581
SG&A expense	20,658	56,327	12,176	(617)	88,544
Other segment items - new store pre-opening costs	-	568	-	-	568
Income (loss) from operations	$16,627	$(1,364)	$(12,176)	$313	3,400
Interest income					999
Other loss, net					(105)
Income before income taxes					$4,294

	Six Months Ended May 31, 2025
			Corporate &	Intersegment
	Wholesale	Retail	Other	Eliminations	Consolidated

Net sales to external customers	$58,984	$107,526	$-	$-	$166,510
Intersegment sales	48,172	-	-	(48,172)	-
Total net sales	107,156	107,526	-	(48,172)	166,510
Cost of goods sold	69,840	50,775	-	(47,844)	72,771
SG&A expense	20,341	56,317	12,747	(618)	88,787
Income (loss) from operations	$16,975	$434	$(12,747)	$290	4,952
Interest income					1,080
Other loss, net					(881)
Income before income taxes					$5,151

	Quarter Ended		Six Months Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Depreciation and Amortization
Wholesale	$589	$596	$1,175	$1,186
Retail - Company-owned stores	1,046	982	2,049	1,992
Corporate and other	646	654	1,293	1,300
Consolidated	$2,281	$2,232	$4,517	$4,478

Capital Expenditures
Wholesale	$294	$362	$340	$1,115
Retail - Company-owned stores	1,310	712	1,941	781
Corporate and other	125	331	311	379
Consolidated	$1,729	$1,405	$2,592	$2,275

	As of	As of
Identifiable Assets	May 30, 2026	November 29, 2025
Wholesale	$96,413	$92,805
Retail - Company-owned stores	138,533	140,507
Corporate and other	82,539	90,507
Consolidated	$317,485	$323,819

See Note 13, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

17 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

13. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the buyer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. Our accounts receivable, net, which are associated with our wholesale segment, were $12,559, $14,410, $12,883 and $13,181 at May 30, 2026, November 29, 2025, May 31, 2025 and November 30, 2024, respectively. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $25,568, $24,969, $24,029 and $25,742 as of May 30, 2026, November 29, 2025, May 31, 2025 and November 30, 2024, respectively. Substantially all of the customer deposits held as of November 29, 2025 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the six months ended May 30, 2026. Similarly, substantially all of the customer deposits held at May 30, 2026 are expected to be recognized as revenue within the next twelve months.

Sales commissions are expensed as part of selling, general and administrative expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At May 30, 2026, November 29, 2025, May 31, 2025 and November 30, 2024, our balance of prepaid commissions included in other current assets was $2,716, $2,662, $2,663 and $2,928, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

Disaggregated revenue information for sales of furniture and accessories by product category for the three and six months ended May 30, 2026 and May 31, 2025, excluding intercompany transactions between our segments, is as follows:

	Quarter Ended
	May 30, 2026			May 31, 2025 (1)

	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$19,132	$32,301	$51,433	$20,004	$30,998	$51,002
Bassett Leather Imports	4,012	772	4,784	3,917	333	4,250
Bassett Custom Wood	2,693	8,119	10,812	3,021	8,468	11,489
Bassett Casegoods	2,368	7,080	9,448	3,174	7,072	10,246
Accessories, mattresses and other (2)	-	7,276	7,276	-	7,361	7,361
Consolidated net sales of furniture and accessories	$28,205	$55,548	$83,753	$30,116	$54,232	$84,348

	Six Months Ended
	May 30, 2026			May 31, 2025 (1)

	Wholesale	Retail	Total	Wholesale	Retail	Total
Bassett Custom Upholstery	$37,111	$61,625	$98,736	$38,850	$62,185	$101,035
Bassett Leather Imports	8,103	1,319	9,422	8,030	568	8,598
Bassett Custom Wood	5,514	16,261	21,775	6,006	16,174	22,180
Bassett Casegoods	5,272	14,807	20,079	6,098	13,724	19,822
Accessories, mattresses and other (2)	-	14,081	14,081	-	14,875	14,875
Consolidated net sales of furniture and accessories	$56,000	$108,093	$164,093	$58,984	$107,526	$166,510

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

18 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

14. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and six months ended May 30, 2026 and May 31, 2025:

	Quarter Ended		Six Months Ended

	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Common Stock:

Beginning of period	$43,249	$43,462	$43,256	$43,681
Issuance of common stock	85	87	148	166
Purchase and retirement of common stock	(177)	(139)	(247)	(437)
End of period	$43,157	$43,410	$43,157	$43,410

Common Shares Issued and Outstanding:

Beginning of period	8,649,567	8,692,134	8,651,054	8,736,046
Issuance of common stock	16,956	17,454	29,584	33,189
Purchase and retirement of common stock	(35,230)	(27,737)	(49,345)	(87,384)
End of period	8,631,293	8,681,851	8,631,293	8,681,851

Additional Paid-in Capital:

Beginning of period	$-	$-	$-	$6
Issuance of common stock	10	(3)	25	(1)
Purchase and retirement of common stock	(139)	(163)	(259)	(311)
Stock based compensation	129	166	234	306
End of period	$-	$-	$-	$-

Retained Earnings:

Beginning of period	$120,484	$122,556	$121,128	$122,847
Net income for the period	2,039	1,918	3,155	3,772
Purchase and retirement of common stock	(193)	(135)	(223)	(546)
Cash dividends declared and paid	(1,713)	(1,742)	(3,443)	(3,476)
End of period	$120,617	$122,597	$120,617	$122,597

Accumulated Other Comprehensive Income:

Beginning of period	$713	$781	$723	$793
Amortization of pension costs, net of tax	(11)	(12)	(21)	(24)
End of period	$702	$769	$702	$769

19 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
MAY 30, 2026
(Dollars in thousands except share and per share data)

15. Recent Accounting Pronouncements

Effective November 29, 2025, we adopted Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require: that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); and that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The enhanced disclosures required by ASU 2023-07 are reflected in our segment disclosures in Note 12. The adoption of this guidance related solely to disclosures and did not have an impact upon our financial position or results of operations.

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
MAY 30, 2026
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
MAY 30, 2026
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

We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. Building on the 25% increase in web sales for fiscal 2025, written sales orders for the web increased 34% for the six months ended May 30, 2026 while delivered sales increased 30%. Although e-commerce sales continue to be small relative to in-store sales, we will continue to invest in ongoing improvements to the aesthetics and user experience on our website while not compromising on our in-store experience or the quality of our in-home makeover capabilities.

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

During the second fiscal quarter we acquired one retail store from a former licensee in Cherry Hill, New Jersey and opened a new Company-owned store in the Cincinnati, Ohio market. A second new Company-owned store in the Orlando, Florida market is expected to open by the end of fiscal 2026.

22 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
(Dollars in thousands except share and per share data)

Results of Operations – Period ended May 30, 2026 compared with the period ended May 31, 2025:

Historically, housing activity, both new home sales and sales of existing homes, is a primary driver of furniture and home furnishings sales.  Since the COVID boom, housing prices have increased significantly along with the mortgage rates charged for home loans. Many homeowners with historically low mortgage rates are reluctant to sell their homes, and buyers are hesitant to commit amid high prices, higher mortgage rates and economic uncertainty.  As a result, housing activity is significantly slower than historical trends resulting in reduced demand for furniture and home furnishings.  This has put pressure on furniture and home furnishings retailers and we have seen an increase in those retailers exiting the industry.  While our sales levels have decreased from the COVID period, we believe our sales have somewhat stabilized over the last couple of years.  In addition, we have gained efficiencies in our operations and reduced our overall expense structure to improve our results of operations.

Consolidated results of operations for the three and six months ended May 30, 2026 and May 31, 2025 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 30, 2026		May 31, 2025		Dollars	Percent	May 30, 2026		May 31, 2025		Dollars	Percent

Net sales	$83,753	100.0%	$84,348	100.0%	$(595)	-0.7%	$164,093	100.0%	$166,510	100.0%	$(2,417)	-1.5%
Cost of goods sold	36,406	43.5%	37,439	44.4%	(1,033)	-2.8%	71,581	43.6%	72,771	43.7%	(1,190)	-1.6%
Gross profit	47,347	56.5%	46,909	55.6%	438	0.9%	92,512	56.4%	93,739	56.3%	(1,227)	-1.3%
SG&A expenses	44,631	53.3%	44,412	52.7%	219	0.5%	88,544	54.0%	88,787	53.3%	(243)	-0.3%
New store pre-opening costs	473	0.6%	-	0.0%	473	100.0%	568	0.3%	-	0.0%	568	100.0%

Income from operations	$2,243	2.7%	$2,497	3.0%	$(254)	-10.2%	$3,400	2.1%	$4,952	3.0%	$(1,552)	-31.3%

Analysis of Quarterly Results:

Total sales revenue for the three months ended May 30, 2026 decreased $595 or 0.7% from the prior year period. This consisted of a $1,911 or 6.3% decrease in sales to external wholesale customers partially offset by a $1,316 or 2.4% increase in retail sales from our Company-owned stores.

Gross margins for the three months ended May 30, 2026 increased 90 basis points over the prior year period primarily due to higher margins in the wholesale business partially offset by lower margins in the retail business.

Selling, general and administrative (“SG&A”) expenses (excluding new store pre-opening costs) as a percentage of sales for the three months ended May 30, 2026 increased 60 basis points from 2025. Excluding $698 of proceeds from business interruption insurance recorded as a reduction to SG&A expense in the second quarter of 2025 as a result of a cyber incident in fiscal 2024, SG&A expenses as a percentage of sales decreased 20 basis points as compared to 2025.

Refer to the following discussions of quarterly results by segment for additional details.

Analysis of Year-to-Date Results:

Total sales revenue for the six months ended May 30, 2026 decreased $2,417 or 1.5% from the prior year period. This consisted of a $2,984 or 5.1% decrease in sales to external wholesale customers partially offset by a $567 or 0.5% increase in retail sales from our Company-owned stores.

Gross margins for the six months ended May 30, 2026 increased 10 basis points over the prior year period primarily due to lower margins in the retail business partially offset by improved margins in the wholesale business.

SG&A expenses (excluding new store pre-opening costs) as a percentage of sales for the six months ended May 30, 2026 increased 70 basis points from 2025. Excluding $698 of proceeds from business interruption insurance recorded as a reduction to SG&A expense in the second quarter of 2025 as a result of a cyber incident in fiscal 2024, SG&A expenses as a percentage of sales increased 30 basis points as compared to 2025.

Refer to the following discussions of quarterly results by segment for additional details.

23 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefiting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities and have aggregated them with any of our operating segments that do not meet the requirements to be reportable segments. As of and for the three and six months ended May 30, 2026 and May 31, 2025, Corporate and other included no other operating segments.

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
MAY 30, 2026
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

	Quarter Ended May 30, 2026
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales	$53,147	$55,548	$-	$(24,942	) (1)	$-	$-	$83,753
Cost of goods sold	34,356	27,085	-	(25,035	) (2)	-	-	36,406
Gross profit	18,791	28,463	-	93		-	-	47,347
SG&A expense	10,560	28,320	6,059	(308	) (3)	-	-	44,631
New store pre-opening costs	-	473	-	-		-		473
Income (loss) from operations	8,231	(330)	(6,059)	401		-	-	2,243
Interest income	-	-	-	-		-	446	446
Other income, net	-	-	-	-		-	87	87
Income (loss) before income taxes	$8,231	$(330)	$(6,059)	$401		$-	$533	$2,776

	Quarter Ended May 31, 2025
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales	$54,229	$54,232	$-	$(24,113	) (1)	$-	$-	$84,348
Cost of goods sold	35,649	25,838	-	(24,048	) (2)	-	-	37,439
Gross profit	18,580	28,394	-	(65)		-	-	46,909
SG&A expense	10,290	27,912	6,521	(311	) (3)	-	-	44,412
Income (loss) from operations	8,290	482	(6,521)	246		-	-	2,497
Interest income	-	-	-	-		-	521	521
Other loss, net	-	-	-	-		-	(422)	(422)
Income (loss) before income taxes	$8,290	$482	$(6,521)	$246		$-	$99	$2,596

25 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
(Dollars in thousands except share and per share data)

	Six Months Ended May 30, 2026
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales	$106,108	$108,093	$-	$(50,108	) (1)	$-	$-	$164,093
Cost of goods sold	68,823	52,562	-	(49,804	) (2)	-	-	71,581
Gross profit	37,285	55,531	-	(304)		-	-	92,512
SG&A expense	20,658	56,327	12,176	(617	) (3)	-	-	88,544
New store pre-opening costs	-	568	-	-		-	-	568
Income (loss) from operations	16,627	(1,364)	(12,176)	313		-	-	3,400
Interest income	-	-	-	-		-	999	999
Other loss, net	-	-	-	-		-	(105)	(105)
Income (loss) before income taxes	$16,627	$(1,364)	$(12,176)	$313		$-	$894	$4,294

	Six Months Ended May 31, 2025
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales	$107,156	$107,526	$-	$(48,172	) (1)	$-	$-	$166,510
Cost of goods sold	69,840	50,775	-	(47,844	) (2)	-	-	72,771
Gross profit	37,316	56,751	-	(328)		-	-	93,739
SG&A expense	20,341	56,317	12,747	(618	) (3)	-	-	88,787
Income (loss) from operations	16,975	434	(12,747)	290		-	-	4,952
Interest income	-	-	-	-		-	1,080	1,080
Other loss, net	-	-	-	-		-	(881)	(881)
Income (loss) before income taxes	$16,975	$434	$(12,747)	$290		$-	$199	$5,151

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
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

26 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and six months ended May 30, 2026 and May 31, 2025 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 30, 2026		May 31, 2025		Dollars	Percent	May 30, 2026		May 31, 2025		Dollars	Percent

Net sales	$53,147	100.0%	$54,229	100.0%	$(1,082)	-2.0%	$106,108	100.0%	$107,156	100.0%	$(1,048)	-1.0%
Gross profit (1)	18,791	35.4%	18,580	34.3%	211	1.1%	37,285	35.1%	37,316	34.8%	(31)	-0.1%
SG&A expenses	10,560	19.9%	10,290	19.0%	270	2.6%	20,658	19.5%	20,341	19.0%	317	1.6%
Income from operations	$8,231	15.5%	$8,290	15.3%	$(59)	-0.7%	$16,627	15.7%	$16,975	15.8%	$(348)	-2.1%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Income (Loss) Before Income Taxes above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	May 30, 2026				May 31, 2025 (1)				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$19,132	$15,188	$34,320	64.6%	$20,004	$14,517	$34,521	63.7%	$(201)	-0.6%
Bassett Leather Imports	4,012	1,381	5,393	10.1%	3,917	788	4,705	8.7%	688	14.6%
Bassett Custom Wood	2,693	4,003	6,696	12.6%	3,021	4,587	7,608	14.0%	(912)	-12.0%
Bassett Casegoods	2,368	4,370	6,738	12.7%	3,174	4,221	7,395	13.6%	(657)	-8.9%
Total	$28,205	$24,942	$53,147	100.0%	$30,116	$24,113	$54,229	100.0%	$(1,082)	-2.0%

	Six Months Ended
	May 30, 2026				May 31, 2025 (1)				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$37,111	$30,632	$67,743	63.8%	$38,850	$30,077	$68,927	64.3%	$(1,184)	-1.7%
Bassett Leather	8,103	2,355	10,458	9.9%	8,030	1,420	9,450	8.8%	1,008	10.7%
Bassett Custom Wood	5,514	8,138	13,652	12.9%	6,006	8,753	14,759	13.8%	(1,107)	-7.5%
Bassett Casegoods	5,272	8,983	14,255	13.4%	6,098	7,922	14,020	13.1%	235	1.7%
Total	$56,000	$50,108	$106,108	100.0%	$58,984	$48,172	$107,156	100.0%	$(1,048)	-1.0%

(1)	Certain amounts within the Bassett Custom Wood and Bassett Casegoods categories have been reclassified to conform with the 2026 presentation.

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended May 30, 2026 decreased $1,082 or 2.0% from the prior year, consisting of a 5.5% decrease in shipments to the open market partially offset by a 1.0% increase in Lane Venture shipments to wholesale customers and a 0.8% increase in shipments to our retail store network. The increase in shipments to our retail store network includes shipments of the Lane Venture brand, which we introduced in the BHF stores during the first quarter of 2026. Total shipments of the Lane Venture brand, including the shipments to the retail store network, increased 17.9% from the prior year. Gross margins for the three months ended May 30, 2026 increased 110 basis points from the prior year period primarily due to improved efficiencies in our domestic upholstery and wood operations coupled with improved pricing strategies in our imported wood offerings. SG&A expenses as a percentage of sales increased 90 basis points compared with the prior year period primarily due to increased outbound freight expenses from higher fuel costs.

27 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results – Wholesale

Net sales for the six months ended May 30, 2026 decreased $1,048 or 1.0% from the prior year, consisting of a 5.4% decrease in shipments to the open market partially offset by a 0.7% increase in shipments to our retail store network and a 3.4% increase in Lane Venture shipments to wholesale customers. The increase in shipments to our retail store network includes shipments of the Lane Venture brand, which we introduced in the BHF stores during the first quarter of 2026. Total shipments of the Lane Venture brand, including the shipments to the retail store network, increased 23.6% from the prior year. Gross margins for the six months ended May 30, 2026 increased 30 basis points from the prior year period primarily due to improved efficiencies in our domestic wood operations coupled with improved pricing strategies in our imported wood offerings. SG&A expenses as a percentage of sales increased 50 basis points compared with the prior year period primarily due to increased outbound freight expenses from higher fuel costs.

Wholesale Backlog

Wholesale backlog at May 30, 2026 was $18,859 as compared to $19,519 at November 29, 2025 and $18,418 at May 31, 2025.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended May 30, 2026 and May 31, 2025 are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 30, 2026		May 31, 2025		Dollars	Percent	May 30, 2026		May 31, 2025		Dollars	Percent

Net sales	$55,548	100.0%	$54,232	100.0%	$1,316	2.4%	$108,093	100.0%	$107,526	100.0%	$567	0.5%
Gross profit (1)	28,463	51.2%	28,394	52.4%	69	0.2%	55,531	51.4%	56,751	52.8%	(1,220)	-2.1%
SG&A expenses	28,320	51.0%	27,912	51.5%	408	1.5%	56,327	52.1%	56,317	52.4%	10	0.0%
New store pre-opening costs	473	0.9%	-	0.0%	473	100.0%	568	0.5%	-	0.0%	568	100.0%
Loss from operations	$(330)	-0.6%	$482	0.9%	$(812)	N/M	$(1,364)	-1.3%	$434	0.4%	$(1,798)	N/M

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Income (Loss) Before Income Taxes above.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Six Months Ended				Change
	May 30, 2026		May 31, 2025 (1)		Dollars	Percent	May 30, 2026		May 31, 2025 (1)		Dollars	Percent

Bassett Custom Upholstery	$32,301	58.1%	$30,998	57.2%	$1,303	4.2%	$61,625	57.0%	$62,185	57.8%	$(560)	-0.9%
Bassett Leather Imports	772	1.4%	333	0.6%	439	131.8%	1,319	1.2%	568	0.5%	751	132.2%
Bassett Custom Wood	8,119	14.6%	8,468	15.6%	(349)	-4.1%	16,261	15.0%	16,174	15.0%	87	0.5%
Bassett Casegoods	7,080	12.7%	7,072	13.0%	8	0.1%	14,807	13.7%	13,724	12.8%	1,083	7.9%
Accessories, mattresses and other (2)	7,276	13.1%	7,361	13.6%	(85)	-1.2%	14,081	13.0%	14,875	13.8%	(794)	-5.3%
Total	$55,548	100.0%	$54,232	100.0%	$1,316	2.4%	$108,093	100.0%	$107,526	100.0%	$567	0.5%

(1)	Certain amounts within Bassett Custom Upholstery and Bassett Leather Imports have been reclassified to conform to the 2026 presentation.
(2)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

Analysis of Quarterly Results - Retail

Net sales for the three months ended May 30, 2026 increased $1,316 or 2.4% over the prior year period. Written sales (the value of sales orders taken but not delivered) increased 9.5% over the second quarter of 2025. Gross margin for the three months ended May 30, 2026 declined 120 basis points from the prior period primarily due to lower margins on in-line goods as the full effect of the mid-January price increase was not realized for the entire quarter coupled with lower margins on clearance goods as we continue to be more aggressive in cycling through returned goods and floor samples. SG&A expenses (excluding new store pre-opening costs) as a percentage of sales for the three months ended May 30, 2026 decreased 50 basis points from the prior year period. Excluding $569 of proceeds from business interruption insurance recorded as a reduction to SG&A expense in the second quarter of 2025 as a result of a cyber incident in fiscal 2024, SG&A expenses as a percentage of sales decreased 150 basis points as compared to 2025. This decrease was primarily due to lower health insurance and workers compensation costs from better claim experience and improved efficiency in the warehouse and delivery operation.

28 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
(Dollars in thousands except share and per share data)

During the three months ended May 30, 2026, we incurred $473 of new store pre-opening costs associated with new stores in the Cincinnati, Ohio market, which opened late in the second quarter, and Orlando, Florida market, expected to open by the end of the third quarter of fiscal 2026. Prior to opening a new store we incur such expenses as rent, training costs and other payroll-related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight-line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 to 45 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. We generally expect that new stores will operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break even, we do realize additional wholesale sales volume sold through each new store that leverages the fixed costs in our wholesale business.

Analysis of Year-to-Date Results - Retail

Net sales for the six months ended May 30, 2026 increased $567 or 0.5% over the prior year. Written sales (the value of sales orders taken but not delivered) increased 4.6% over the first six months of 2025. Gross margin for the six months ended May 30, 2026 declined 140 basis points from the prior period primarily due to lower margins on in-line goods as we did not institute a price increase related to the increased tariff costs until mid-January of 2026 coupled with lower margins on clearance goods as we continue to be more aggressive in cycling through returned goods and floor samples. SG&A expenses (excluding new store pre-opening costs) as a percentage of sales for the six months ended May 30, 2026 decreased 30 basis points from the prior year period. Excluding $569 of proceeds from business interruption insurance recorded as a reduction to SG&A expense in the second quarter of 2025 as a result of a cyber incident in fiscal 2024, SG&A expenses as a percentage of sales decreased 80 basis points as compared to 2025. This decrease was primarily due to lower health insurance and workers compensation costs from better claim experience and improved efficiency in the warehouse and delivery operation.

During the six months ended May 30, 2026, we incurred $568 of new store pre-opening costs associated with new stores in the Cincinnati, Ohio market, which opened late in the second quarter, and Orlando, Florida market, expected to open by the end of the third quarter of fiscal 2026.

Retail Backlog

Retail backlog at May 30, 2026 was $34,701 compared to $34,402 at November 29, 2025 and $34,091 at May 31, 2025.

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions. SG&A expenses of Corporate and other for the periods ended May 30, 2026 and May 31, 2025 are as follows:

	Quarter Ended		Change		Six Months Ended		Change
	May 30, 2026	May 31, 2025	Dollars	Percent	May 30, 2026	May 31, 2025	Dollars	Percent

SG&A expenses	$6,059	$6,521	$(462)	-7.1%	$12,176	$12,747	$(571)	-4.5%

29 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
(Dollars in thousands except share and per share data)

Analysis of Results – Corporate and Other

SG&A expenses included in Corporate and other for the three and six months ended May 30, 2026 decreased $462 or 7.1%, and $571 or 4.5%, respectively, from the prior year periods due primarily to lower incentive compensation costs.

Other Items Affecting Net Income

Interest Income

Interest income for the three months ended May 30, 2026 declined $75 or 14.4% from the prior year due to lower interest income from CDs and interest-bearing cash. Interest income for the six months ended May 30, 2026 declined $81 or 7.5% from the prior year as lower interest income on CDs and interest-bearing cash equivalents was partially offset by $99 of interest received as a Federal income tax refund during the first quarter of fiscal 2026.

Other Income (Loss), Net

Other income, net, for the three months ended May 30, 2026 was $87 compared to a net loss of $422 for the prior year period, primarily due to increases in the cash surrender value of Company-owned life insurance. Other loss, net, for the six months ended May 30, 2026 declined $776 or 88% from the prior year period due to increases in the cash surrender value of Company-owned life insurance partially offset by increased interest expense from finance leases compared to the prior year period.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rate was 26.5% for the three and six months ended May 30, 2026. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Our effective tax rate was 26.1% and 26.8% for the three and six months ended May 31, 2025, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the first six months of fiscal 2026 was $1,896 compared to cash provided by operations of $6,903 for the first six months of fiscal 2025, representing a decline of $5,007 in cash flows from operations. This decrease was primarily the result of lower income levels and negative changes in working capital which had been expected.

Our overall cash position declined $5,375 during the first six months of 2026. During the first six months of fiscal 2026, we spent $2,592 on purchases of property and equipment, including tenant improvements to our new locations in Cincinnati, Ohio and Orlando, Florida as well as our new wholesale showroom space in High Point, North Carolina. We paid $470 to a former licensee to acquire a BHF located in Cherry Hill, New Jersey. We also paid $3,443 in dividends during the first six months of 2026. We repurchased $653 worth of shares under our stock repurchase program during the first six months of 2026 compared to repurchases of $1,158 in the prior year period. We expect capital expenditures for the full year to range from $10 million to $12 million. As of May 30, 2026, $17,601 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $53,890 on hand at May 30, 2026, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

30 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
(Dollars in thousands except share and per share data)

Debt and Other Obligations

On May 15, 2024, we entered into the Credit Facility with our bank. This Credit Facility provides for a line of credit of up to $25,000. At May 30, 2026, we had $5,866 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio not to exceed 3.35 times.

At May 30, 2026, we were in compliance with the Consolidated Minimum Tangible Net Worth requirement. Since our used commitment was less than $8,250 at May 30, 2026, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $19,134. On January 9, 2026, the Credit Facility was amended to extend the expiration date to January 31, 2029.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease certain personal property such as lift trucks, office equipment and local delivery trucks. The present value of our obligations for leases with terms in excess of one year at May 30, 2026 is $88,517 and is included in our accompanying condensed consolidated balance sheet at May 30, 2026. We were contingently liable under licensee lease obligation guarantees in the amount of $3,656 at May 30, 2026. The remaining terms under these lease guarantees extend for five years. See Note 10 to our condensed consolidated financial statements for additional details regarding our lease guarantees.

We provide post-employment benefits to certain current and former executives and management level employees of the Company. Included among these benefits are two defined-benefit plans with a combined projected benefit obligation of $6,950 at May 30, 2026, the current portion of which is $815. We also have deferred compensation plans with a total liability of $6,240 at May 30, 2026, the current portion of which is $327. See Note 9 to our condensed consolidated financial statements for additional information regarding these plans.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10 to our condensed consolidated financial statements for further information regarding certain contingencies as of May 30, 2026.

31 of 35

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
MAY 30, 2026
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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $23,179 at May 30, 2026 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,656 which we have guaranteed on behalf of certain licensees as of May 30, 2026 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At May 30, 2026, the unamortized balance of such right-of-use assets used in continuing operations totaled $77,453. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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
MAY 30, 2026
(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, for the three and six months ended May 30, 2026 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased		Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

March 1, 2026 -April 4, 2026	22,210	(2)	$14.45	22,000	$17,788
April 5, 2026 - May 2, 2026	-		$-	-	$17,788
May 3, 2026 - May 30, 2026	13,020		$14.40	13,020	$17,601

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At May 30, 2026, $17,601 remained available for share repurchases under the plan.

(2)	Includes 210 shares deemed to be repurchased in connection with the vesting of awards.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c) During the fiscal quarter ended May 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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
MAY 30, 2026
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
July 1, 2026

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer July 1, 2026

35 of 35