Form 10-Q
period 2026-08-29
BASSETT FURNITURE INDUSTRIES INC
filed 2026-09-30
CIK 10329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2026

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

At September 24, 2026 8,651,361 shares of common stock of the Registrant were outstanding.

1 of 37

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

TABLE OF CONTENTS

ITEM	PAGE

PART I - FINANCIAL INFORMATION

1.	Condensed Consolidated Financial Statements as of August 29, 2026 (unaudited) and November 29, 2025 and for the three and nine months ended August 29, 2026 (unaudited) and August 30, 2025 (unaudited)

	Condensed Consolidated Statements of Income	3

	Condensed Consolidated Statements of Comprehensive Income	4

	Condensed Consolidated Balance Sheets	5

	Condensed Consolidated Statements of Cash Flows	6

	Notes to Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

3.	Quantitative and Qualitative Disclosures About Market Risk	34

4.	Controls and Procedures	34

PART II - OTHER INFORMATION

1.	Legal Proceedings	35

1A.	Risk Factors	35

2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

3.	Defaults Upon Senior Securities	35

5.	Other Information	35

6.	Exhibits	36

2 of 37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE PERIODS ENDED AUGUST 29, 2026 AND AUGUST 30, 2025 – UNAUDITED

(In thousands except per share data)

	Quarter Ended		Nine Months Ended

	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025

Net sales	$82,838	$80,103	$246,931	$246,613
Cost of goods sold	35,222	35,109	106,803	107,880
Gross profit	47,616	44,994	140,128	138,733

Selling, general and administrative expenses	44,690	44,401	133,234	133,188
New store pre-opening costs	144	-	712	-
Income from operations	2,782	593	6,182	5,545

Interest income	480	472	1,479	1,552
Other income (loss), net	(375)	30	(480)	(851)
Income before income taxes	2,887	1,095	7,181	6,246

Income tax expense	786	294	1,925	1,673

Net income	$2,101	$801	$5,256	$4,573

Basic earnings per share	$0.24	$0.09	$0.61	$0.53

Diluted earnings per share	$0.24	$0.09	$0.61	$0.53

Regular dividends per share	$0.20	$0.20	$0.60	$0.60

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

3 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE PERIODS ENDED AUGUST 29, 2026 AND AUGUST 30, 2025 – UNAUDITED

(In thousands)

	Quarter Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025

Net income	$2,101	$801	$5,256	$4,573
Other comprehensive income (loss):
Amortization associated with supplemental executive retirement defined benefit plan (SERP)	(14)	(16)	(42)	(48)
Income taxes related to SERP	4	4	11	12

Other comprehensive loss, net of tax	(10)	(12)	(31)	(36)

Total comprehensive income	$2,091	$789	$5,225	$4,537

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

4 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AUGUST 29, 2026 AND NOVEMBER 29, 2025

(In thousands)

	(Unaudited)
	August 29, 2026	November 29, 2025
Assets
Current assets
Cash and cash equivalents	$35,372	$41,277
Short-term investments	18,023	17,963
Accounts receivable, net	14,273	14,410
Inventories	59,279	61,790
Recoverable income taxes	424	2,878
Other current assets	7,899	7,224
Total current assets	135,270	145,542

Property and equipment, net	73,441	73,175

Deferred income taxes	6,267	5,979
Goodwill	7,664	7,217
Intangible assets	6,867	6,910
Right of use assets under operating leases	73,194	76,727
Other	9,438	8,269
Total long-term assets	103,430	105,102
Total assets	$312,141	$323,819

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,461	$14,739
Accrued compensation and benefits	6,878	10,227
Customer deposits	23,848	24,969
Current portion of operating lease obligations	17,661	19,299
Other current liabilites and accrued expenses	8,515	7,750
Total current liabilities	69,363	76,984

Long-term liabilities
Post employment benefit obligations	12,238	11,379
Long-term portion of operating lease obligations	65,052	69,353
Other long-term liabilities	560	996
Total long-term liabilities	77,850	81,728

Stockholders’ equity
Common stock	43,198	43,256
Retained earnings	120,982	121,128
Additional paid-in capital	56	-
Accumulated other comprehensive income	692	723
Total stockholders' equity	164,928	165,107
Total liabilities and stockholders’ equity	$312,141	$323,819

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

5 of 37

PART I – FINANCIAL INFORMATION – CONTINUED

ITEM 1. FINANCIAL STATEMENTS

BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED AUGUST 29, 2026 AND AUGUST 30, 2025 – UNAUDITED

(In thousands)

	Nine Months Ended
	August 29, 2026	August 30, 2025
Operating activities:
Net income	$5,256	$4,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,747	6,626
Deferred income taxes	(288)	1,307
Other, net	509	841
Changes in operating assets and liabilities:
Accounts receivable	137	46
Inventories	2,581	(6,494)
Recoverable income taxes and other current assets	1,779	1,690
Right of use assets under operating leases	12,769	12,768
Customer deposits	(1,143)	(2,593)
Accounts payable and other liabilities	(5,243)	393
Obligations under operating leases	(15,091)	(13,431)
Net cash provided by operating activities	8,013	5,726

Investing activities:
Purchases of property and equipment	(6,875)	(3,737)
Cash paid for licensee acquisition	(470)	-
Other	(621)	(408)
Net cash used in investing activities	(7,966)	(4,145)

Financing activities:
Cash dividends	(5,179)	(5,210)
Other issuance of common stock	265	249
Repurchases of common stock	(779)	(1,522)
Taxes paid related to net share settlement of equity awards	(76)	(136)
Repayments of finance lease obligations	(183)	(100)
Net cash used in financing activities	(5,952)	(6,719)
Change in cash and cash equivalents	(5,905)	(5,138)
Cash and cash equivalents - beginning of period	41,277	39,551
		.
Cash and cash equivalents - end of period	$35,372	$34,413

The accompanying notes to condensed consolidated financial statements are an integral part of the condensed consolidated financial statements.

6 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
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

The condensed consolidated financial statements include the accounts of Bassett Furniture Industries, Incorporated (“Bassett”, “we”, “our”, or the “Company”) and our subsidiaries, all of which are wholly owned. In accordance with ASC Topic 810, Consolidation, we have evaluated our licensees and certain other entities to determine whether they are variable interest entities (“VIEs”) of which we are the primary beneficiary and thus would require consolidation in our financial statements. As of and for the periods ended August 29, 2026 and August 30, 2025 and as of November 29, 2025 we have concluded that none of the evaluated entities represent VIEs.

Revenue from the sale of furniture and accessories is reported in the accompanying condensed consolidated statements of income net of estimates for returns and allowances. We exclude from revenues amounts collected from customers for sales tax.

Certain amounts for the three and nine months ended August 30, 2025 have been reclassified to conform to the current year’s presentation. See Note 13, Revenue Recognition.

2. Interim Financial Presentation and Other Information

All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The results of operations for the three and nine months ended August 29, 2026 are not necessarily indicative of results for the full fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 29, 2025.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates were 27.2% and 26.8% for the three and nine months ended August 29, 2026, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Our effective tax rate was 26.8% for both the three and nine months ended August 30, 2025. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Supplemental Cash Flow Information

During the nine months ended August 29, 2026 and August 30, 2025, $9,228 and $378, respectively, of lease right-of-use assets were added through the recognition of the corresponding lease obligations.

7 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Income tax refunds received (taxes paid), net, during the nine months ended August 29, 2026 and August 30, 2025 were as follows:

	Nine Months Ended
	August 29, 2026	August 30, 2025
Federal	$239	$(200)
State	(4)	(169)

Total income tax refunds received (taxes paid), net	$235	$(369)

Interest paid during the nine months ended August 29, 2026 and August 30, 2025 was $42 and $25, respectively.

Lessor Income

We receive lease income as the lessor on a small number of leased premises which we have subleased to other tenants. Sublease income for closed stores and warehouses is included in selling, general and administrative (“SG&A”) expense in the accompanying condensed consolidated statements of income and was $118 and $427 for the three and nine months ended August 29, 2026, respectively, and $149 and $399 for the three and nine months ended August 30, 2025, respectively. We also sublease one location to a licensee. This sublease income is included in other income (loss), net in the accompanying condensed consolidated statements of income and was $118 and $354 for the three and nine months ended August 29, 2026, respectively, and $114 and $343 for the three and nine months ended August 30, 2025, respectively.

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

The allocation of the fair value of the acquired business was based on a preliminary valuation. Our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary area of the preliminary allocation of the purchase price that is not yet finalized relates to the estimate of certain accrued liabilities. The inputs into our valuation of the acquired assets reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 inputs as specified in the fair value hierarchy in ASC Topic 820, Fair Value Measurements and Disclosures. See Note 6, Goodwill, regarding the allocation of the goodwill to our reportable segments. The recognized goodwill of $447 is deductible for income tax purposes. We believe that the primary factor supporting the recognized goodwill is that the acquired licensee has established our brand in the greater Philadelphia, Pennsylvania market and this acquisition will enable us to maintain and grow our brand presence in that market.

The acquisition is not material to our condensed consolidated financial statements and, accordingly, pro forma revenue and earnings disclosures are not material and have not been presented. Sales and operating losses generated by the Cherry Hill store subsequent to acquisition were not material for the three and nine months ended August 29, 2026. Acquisition costs were immaterial.

8 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

New Store Pre-Opening Costs

Income from operations for the three and nine months ended August 29, 2026 includes new store pre-opening costs of $144 and $712, respectively. Such costs consist of expenses incurred at the new store location during the period prior to its opening and include, among other things, facility occupancy costs such as rent and utilities and local store personnel costs related to pre-opening activities including training. New store pre-opening costs do not include costs which are capitalized in accordance with our property and equipment capitalization policies, such as leasehold improvements and store fixtures and equipment. Such capitalized costs associated with new stores are depreciated commencing with the opening of the store. There are no pre-opening costs associated with stores acquired from licensees, as such locations were already in operation at the time of their acquisition.

Tariff Refund

During 2025, the President of the United States imposed high tariffs on many imported goods, including many of our imported products, under the International Emergency Economic Powers Act of 1977 (“IEEPA”). We capitalize tariffs into the cost of imported inventory and recognize tariffs in the income statement as the products are sold to third party customers. In February of 2026, the U.S. Supreme Court invalidated the tariffs previously imposed under IEEPA. As a result, during the third quarter of fiscal 2026 we received $2,832 in tariff refunds from U.S. Customs and Border Protection. We have elected to recognize the tariff refunds as received. To the extent that the refund related to tariffs previously capitalized into inventory that had been sold through August 29, 2026, the benefit of the refund has been recognized in the income statement resulting in a $956 increase in gross profit for the three and nine months ended August 29, 2026. The cost of inventory on hand at August 29, 2026 has been reduced to reflect the remaining reversal of previously incurred IEEPA tariffs due to the refund, which will result in additional benefits to gross profit as those goods are sold, primarily during the fourth quarter of fiscal 2026. In connection with the tariff refund, we also received interest of $94 which is included in interest income for the three and nine months ended August 29, 2026.

3. Financial Instruments and Investments

Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments in certificates of deposit (CDs), accounts receivable, and accounts payable. Because of their short maturities, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value.

Investments

Our short-term investments of $18,023 and $17,963 at August 29, 2026 and November 29, 2025, respectively, consisted of CDs. At August 29, 2026, the CDs had original terms averaging seven months, bearing interest at rates ranging from 2.0% to 4.1% and the weighted average remaining time to maturity was approximately five months and the weighted average yield of the CDs was approximately 3.8%. Each CD is placed with a federally insured financial institution and all deposits are within federal deposit insurance limits. Due to the nature of these investments and their relatively short maturities, the carrying amount of the short-term investments at August 29, 2026 and November 29, 2025 approximates their fair value.

9 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

4. Accounts Receivable

Accounts receivable consists of the following:

	August 29, 2026	November 29, 2025
Gross accounts receivable	$14,715	$14,839
Allowance for credit losses	(442)	(429)
Accounts receivable, net	$14,273	$14,410

We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The allowance for credit losses is based on a review of specifically identified accounts in addition to an overall aging analysis which is applied to accounts pooled on the basis of similar risk characteristics. Judgments are made with respect to the collectability of accounts receivable within each pool based on historical experience, current payment practices and current economic conditions. Actual credit losses could differ from those estimates. We have elected to use the practical expedient under ASC Topic 326, Financial Instruments – Credit Losses, which allows us to assume that current conditions as of the balance sheet date do not change over the expected life of the receivables, which is generally ninety days or less.

Activity in the allowance for credit losses for the nine months ended August 29, 2026 and August 30, 2025 was as follows:

	Nine Months Ended
	August 29, 2026	August 30, 2025

Beginning balance	$429	$1,097
Additions charged (recoveries credited) to expense	90	(67)
Write-offs against allowance	(77)	(590)
Ending balance	$442	$440

Substantially all of the accounts receivable written off against the reserve during the three and nine months ended August 29, 2026 and August 30, 2025 originated during our fiscal years ended November 29, 2025 and November 30, 2024, respectively.

Because the expected life of our trade receivables is short-term, we believe that the carrying value of our net accounts receivable approximates fair value.

10 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
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

Inventories were comprised of the following:

	August 29, 2026	November 29, 2025
Wholesale finished goods	$25,418	$30,746
Work in process	571	544
Raw materials and supplies	16,322	16,040
Retail merchandise	34,742	32,503
Total inventories on first-in, first-out method	77,053	79,833
LIFO adjustment	(12,239)	(12,016)
Reserve for excess and obsolete inventory	(5,535)	(6,027)
	$59,279	$61,790

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

Activity in the reserves for excess quantities and obsolete inventory by segment are as follows:

	Nine Months Ended August 29, 2026
	Wholesale Segment	Retail Segment	Total

Balance at November 29, 2025	$4,585	$1,442	$6,027
Additions charged to expense	1,038	711	1,749
Write-offs	(1,717)	(524)	(2,241)
Balance at August 29, 2026	$3,906	$1,629	$5,535

	Nine Months Ended August 30, 2025
	Wholesale Segment	Retail Segment	Total

Balance at November 30, 2024	$4,158	$1,237	$5,395
Additions charged to expense	1,252	474	1,726
Write-offs	(983)	(318)	(1,301)
Balance at August 30, 2025	$4,427	$1,393	$5,820

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

11 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

6. Goodwill

The carrying amounts of goodwill by reportable segment, net of accumulated impairment losses, were as follows:

	Wholesale	Retail	Corporate & Other	Total

Balance as of November 29, 2025	$7,217	$-	$-	$7,217
Goodwill arising from licensee acquisition (Note 2)	406	41	-	447
Balance as of August 29, 2026	$7,623	$41	$-	$7,664

Accumulated impairment losses at both August 29, 2026 and November 29, 2025 were as follows:

	Wholesale	Retail	Corporate & Other	Total

Accumulated impairment losses	$1,971	$1,926	$5,409	$9,306

7. Intangible Assets

Intangible assets at August 29, 2026 and November 29, 2025 consisted of the following:

	August 29, 2026	November 29, 2025
Intangibles subject to amortization:
Customer relationships	$512	$512
Less accumulated amortization	(493)	(450)
Intangibles subject to amortization, net	19	62
Intangibles not subject to amortization:
Trade names	6,848	6,848
Total intangible assets	$6,867	$6,910

Amortization expense associated with intangible assets during the three and nine months ended August 29, 2026 and August 30, 2025 was as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025

Intangible asset amortization expense	$14	$14	$43	$43

Estimated future amortization expense for intangible assets that exist at August 29, 2026 is as follows:

Remainder of fiscal 2026	$14
Fiscal 2027	5
Total	$19

12 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

8. Bank Credit Facility

On May 15, 2024, we entered into the Eighth Amended and Restated Credit Agreement with our bank (the “Credit Facility”). This Credit Facility provides for a line of credit of up to $25,000. At August 29, 2026, we had $5,866 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth (as defined in the Credit Facility) shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.2 times and

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio (as defined in the Credit Facility) not to exceed 3.35 times.

At August 29, 2026, we were in compliance with the Consolidated Minimum Tangible Net Worth requirement. Since our used commitment was less than $8,250 at August 29, 2026, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility as of August 29, 2026 is $19,134. On January 9, 2026, the Credit Facility was amended to extend the expiration to January 31, 2029.

9. Post Employment Benefit Obligations

Defined Benefit Plans

We have an unfunded Supplemental Retirement Income Plan (the “Supplemental Plan”) that covers one current executive and certain former executives. The liability for the Supplemental Plan was $5,627 and $5,611 as of August 29, 2026 and November 29, 2025, respectively.

We also have the Bassett Furniture Industries, Incorporated Management Savings Plan (the “Management Savings Plan”) which was established in the second quarter of fiscal 2017. The Management Savings Plan is an unfunded, non-qualified deferred compensation plan maintained for the benefit of certain highly compensated or management level employees. As part of the Management Savings Plan, we have made Long Term Cash Awards (“LTC Awards”) totaling $2,000 to five current and former management employees in the amount of $400 each. We are accounting for the LTC Awards as a defined benefit pension plan. Currently, two of those employees have retired and are receiving benefits. The liability for the LTC Awards was $1,343 and $1,379 as of August 29, 2026 and November 29, 2025, respectively.

Components of net periodic pension costs for our defined benefit plans for the three and nine months ended August 29, 2026 and August 30, 2025 are as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Service cost	$-	$4	$-	$11
Interest cost	74	81	221	244
Amortization of loss	(14)	(16)	(42)	(49)
Net periodic pension cost	$60	$69	$179	$206

The components of net periodic pension cost other than the service cost component, which is included in SG&A expenses, are included in other income (loss), net in our condensed consolidated statements of income.

13 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Deferred Compensation Plans

We have an unfunded deferred compensation plan that covers one current executive and certain former executives and provides for voluntary deferral of compensation. This plan has been frozen with no additional participants or deferrals permitted. Our liability under this plan was $1,615 and $1,562 as of August 29, 2026 and November 29, 2025, respectively.

We have an additional unfunded deferred compensation plan maintained for the benefit of certain highly compensated or management level employees which was established under the Management Savings Plan. Our liability under this plan, including both accrued Company contributions and participant salary deferrals, was $4,795 and $3,968 as of August 29, 2026 and November 29, 2025, respectively.

The non-current portion of the obligations under our defined benefit and deferred compensation plans are included in post employment benefit obligations in the accompanying balance sheets as follows:

	August 29, 2026	November 29, 2025
Defined benefit plans:
Supplemental Plan	$4,932	$4,917
LTC Awards	1,223	1,258

Total defined benefit plans	6,155	6,175
Deferred compensation plans:
Management Savings Plan	4,795	3,968
Deferred Compensation Plan	1,288	1,236

Total deferred compensation plans	6,083	5,204

Post employment benefit obligations	$12,238	$11,379

The current portion of these post employment benefit obligations totaled $1,142 at both August 29, 2026 and November 29, 2025 and is included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.

We recognized expense under our deferred compensation arrangements during the three and nine months ended August 29, 2026 and August 30, 2025 as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Deferred compensation expense	$173	$298	$581	$414

10. Commitments and Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, we believe that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations.

Lease Guarantees

We were contingently liable under licensee lease obligation guarantees in the amounts of $3,410 and $4,148 at August 29, 2026 and November 29, 2025, respectively. The remaining term under these lease guarantees extends for approximately four years.

14 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

In the event of default by the licensee, we believe that the risk of loss is mitigated through a combination of options that include, but are not limited to, arranging for a replacement licensee or liquidating the collateral (primarily inventory). The proceeds of the above options are expected to cover the estimated amount of our future payments under the guarantee obligation, net of recorded reserves. The fair value of these lease guarantees (an estimate of the cost to the Company to perform on the guarantee) at August 29, 2026 and November 29, 2025 was not material.

Lease Commitments

At August 29, 2026, we had a commitment for one lease of real property which is expected to commence during fiscal 2027. This lease calls for total annual rents averaging approximately $403 per year for an initial term of ten years. The lease has two five-year renewal options.

11. Earnings Per Share

Basic earnings per common share is computed by dividing net income allocable to common shares by the weighted average number of common shares outstanding, adjusted for participating securities, if any. The following reconciles basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Earnings Per Share
For the quarter ended August 29, 2026

Basic earnings per share	$2,101	8,605,457	$0.24
Add effect of dilutive securities:
Restricted shares	-	33,658	-
Diluted earnings per share	$2,101	8,639,115	$0.24

For the quarter ended August 30, 2025

Basic earnings per share	$801	8,650,651	$0.09
Add effect of dilutive securities:
Restricted shares	-	24,564	-
Diluted earnings per share	$801	8,675,215	$0.09

For the Nine Months Ended August 29, 2026

Basic earnings per share	$5,256	8,613,154	$0.61
Add effect of dilutive securities:
Restricted shares	-	24,261	-
Diluted earnings per share	$5,256	8,637,415	$0.61

For the Nine Months Ended August 30, 2025

Basic earnings per share	$4,573	8,665,776	$0.53
Add effect of dilutive securities:
Restricted shares	-	22,172	-
Diluted earnings per share	$4,573	8,687,948	$0.53

For the three and nine months ended August 29, 2026 and August 30, 2025, the following potentially dilutive shares were excluded from the computations as their effect was anti-dilutive:

	Quarter Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025

Unvested shares	3,000	-	30,856	-

15 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

12. Segment Information

We report segment information consistent with the way our chief operating decision maker (the “CODM”), a single individual who serves as our Board Chair, President and Chief Executive Officer, evaluates the operating results and performance of the Company. We have strategically aligned our business into two reportable segments as defined in ASC Topic 280, Segment Reporting, and as described below:

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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefiting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities. As of and for the three and nine months ended August 29, 2026 and August 30, 2025, Corporate and other included no other operating segments.

Intercompany net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Intercompany income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The intercompany income elimination also includes rent paid by our retail stores occupying Company-owned real estate.

For the purpose of evaluating segment performance and allocating resources, our CODM uses a measure of income (loss) from operations excluding special items. These excluded items include such things as asset impairment charges, restructuring charges, and other unusual or infrequent gains and losses which management does not expect to recur on a routine basis. During the three and nine months ended August 29, 2026 and August 30, 2025, there were no special items recognized in our results of operations. The CODM assesses performance by regularly reviewing each segment’s significant expense categories which include total cost of goods sold and total SG&A expenses. If these significant expense categories deviate from expected results, the CODM will delegate to his direct reports the task of investigating the underlying causes and, when necessary, making recommendations for remedial action to the CODM for his consideration and approval.

16 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

The following tables present our results of operations by segment:

	Quarter Ended August 29, 2026
	Wholesale	Retail	Consolidated

Net sales to external customers	$28,603	$54,235	$82,838
Intersegment sales	25,089	-	25,089
Total net sales	53,692	54,235	107,927
Less intersegment sales			(25,089)
Consolidated net sales			$82,838
Less:
Cost of goods sold	34,024	26,317
SG&A expense	10,351	28,027
Other segment items - new store pre-opening costs	-	144
Segment income (loss) from operations	$9,317	$(253)	$9,064

Reconciliation of profit or loss:
Unallocated corporate expenses			(6,620)
Elimination of intersegment loss			338
Consolidated income from operations			2,782
Interest income			480
Other loss, net			(375)
Income before income taxes			$2,887

	Quarter Ended August 30, 2025
	Wholesale	Retail	Consolidated

Net sales to external customers	$28,212	$51,891	$80,103
Intersegment sales	22,575	-	22,575
Total net sales	50,787	51,891	102,678
Less intersegment sales			(22,575)
Consolidated net sales			$80,103
Less:
Cost of goods sold	32,950	24,710
SG&A expense	9,782	27,514
Segment income (loss) from operations	$8,055	$(333)	$7,722
Reconciliation of profit or loss:
Unallocated corporate expenses			(7,419)
Elimination of intersegment loss			290
Consolidated income from operations			593
Interest income			472
Other income, net			30
Income before income taxes			$1,095

17 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

	Nine Months Ended August 29, 2026
	Wholesale	Retail	Consolidated

Net sales to external customers	$84,604	$162,327	$246,931
Intersegment sales	75,196	-	75,196
Total net sales	159,800	162,327	322,127
Less intersegment sales			(75,196)
Consolidated net sales			$246,931
Less:
Cost of goods sold	102,847	78,879
SG&A expense	31,013	84,354
Other segment items - new store pre-opening costs	-	712
Segment income (loss) from operations	$25,940	$(1,618)	$24,322
Reconciliation of profit or loss:
Unallocated corporate expenses			(18,797)
Elimination of intersegment loss			657
Consolidated income from operations			6,182
Interest income			1,479
Other loss, net			(480)
Income before income taxes			$7,181

	Nine Months Ended August 30, 2025
	Wholesale	Retail	Consolidated

Net sales to external customers	$87,196	$159,417	$246,613
Intersegment sales	70,747	-	70,747
Total net sales	157,943	159,417	317,360
Less intersegment sales			(70,747)
Consolidated net sales			$246,613
Less:
Cost of goods sold	102,789	75,485
SG&A expense	30,124	83,831
Segment income from operations	$25,030	$101	$25,131
Reconciliation of profit or loss:
Unallocated corporate expenses			(20,166)
Elimination of intersegment loss			580
Consolidated income from operations			5,545
Interest income			1,552
Other loss, net			(851)
Income before income taxes			$6,246

18 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Additional segment information is as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Depreciation and Amortization
Wholesale	$575	$563	$1,750	$1,749
Retail - Company-owned stores	1,015	940	3,064	2,932
Corporate and other	640	645	1,933	1,945
Consolidated	$2,230	$2,148	$6,747	$6,626

Capital Expenditures
Wholesale	$2,206	$410	$2,546	$1,525
Retail - Company-owned stores	1,834	860	3,775	1,641
Corporate and other	243	192	554	571
Consolidated	$4,283	$1,462	$6,875	$3,737

	As of	As of
Identifiable Assets	August 29, 2026	November 29, 2025
Wholesale	$93,018	$92,805
Retail - Company-owned stores	136,528	140,507
Corporate and other	82,595	90,507
Consolidated	$312,141	$323,819

See Note 13, Revenue Recognition, for disaggregated revenue information regarding sales of furniture and accessories by product type for the wholesale and retail segments.

13. Revenue Recognition

We recognize revenue when we transfer promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For our wholesale and retail segments, revenue is recognized when control of the product transfers to the customer. At wholesale, transfer occurs and revenue is recognized upon the shipment of goods to independent dealers and licensee-owned BHF stores. At retail, transfer occurs and revenue is recognized upon delivery of goods to the customer. All wholesale and retail revenues are recorded net of estimated returns and allowances based on historical patterns. Our accounts receivable, net, which are associated with our wholesale segment, were $14,273, $14,410, $13,135 and $13,181 at August 29, 2026, November 29, 2025, August 30, 2025 and November 30, 2024, respectively. We typically collect a significant portion of the purchase price from our retail customers as a deposit upon order, with the balance typically collected at the time delivery is scheduled. These customer deposits are carried on our balance sheet as a current liability until delivery is fulfilled and amounted to $23,848, $24,969, $23,149 and $25,742 as of August 29, 2026, November 29, 2025, August 30, 2025 and November 30, 2024, respectively. Substantially all of the customer deposits held as of November 29, 2025 related to performance obligations that were satisfied during the current year-to-date period and have therefore been recognized in revenue for the nine months ended August 29, 2026. Similarly, substantially all of the customer deposits held at August 29, 2026 are expected to be recognized as revenue within the next twelve months.

Sales commissions are expensed as part of SG&A expenses at the time revenue is recognized because the amortization period would have been one year or less. Sales commissions at wholesale are accrued upon the shipment of goods. Sales commissions at retail are accrued at the time a sale is written (i.e. – when the customer’s order is placed) and are carried as prepaid commissions in other current assets until the goods are delivered and revenue is recognized. At August 29, 2026, November 29, 2025, August 30, 2025 and November 30, 2024, our balance of prepaid commissions included in other current assets was $2,568, $2,662, $2,537 and $2,928, respectively.

We exclude from revenue all amounts collected from customers for sales tax. We do not disclose amounts allocated to remaining unsatisfied performance obligations as they are expected to be satisfied within one year or less.

19 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Disaggregated revenue information for sales of furniture and accessories by product category for the three and nine months ended August 29, 2026 and August 30, 2025, excluding intercompany transactions between our segments, is as follows:

	Quarter Ended
	August 29, 2026			August 30, 2025
	Wholesale	Retail	Total	Wholesale	Retail (1)	Total
Bassett Custom Upholstery	$19,759	$31,064	$50,823	$18,704	$30,387	$49,091
Bassett Leather Imports	3,816	731	4,547	3,865	490	4,355
Bassett Custom Wood	2,626	8,017	10,643	2,669	6,783	9,452
Bassett Casegoods	2,402	7,366	9,768	2,974	7,308	10,282
Accessories, mattresses and other (2)	-	7,057	7,057	-	6,923	6,923
Consolidated net sales of furniture and accessories	$28,603	$54,235	$82,838	$28,212	$51,891	$80,103

	Nine Months Ended
	August 29, 2026			August 30, 2025
	Wholesale	Retail	Total	Wholesale	Retail (1)	Total
Bassett Custom Upholstery	$56,879	$92,688	$149,567	$57,555	$92,572	$150,127
Bassett Leather Imports	11,916	2,050	13,966	11,894	1,058	12,952
Bassett Custom Wood	8,137	24,277	32,414	9,016	22,957	31,973
Bassett Casegoods	7,672	22,173	29,845	8,731	21,031	29,762
Accessories, mattresses and other (2)	-	21,139	21,139	-	21,799	21,799
Consolidated net sales of furniture and accessories	$84,604	$162,327	$246,931	$87,196	$159,417	$246,613

(1)	Certain amounts within each category have been reclassified to conform to the 2026 presentation.
(2)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

20 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

14. Changes to Stockholders’ Equity

The following changes in our stockholders’ equity occurred during the three and nine months ended August 29, 2026 and August 30, 2025:

	Quarter Ended		Nine Months Ended

	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Common Stock:
Beginning of period	$43,157	$43,410	$43,256	$43,681
Issuance of common stock	83	85	231	250
Purchase and retirement of common stock	(42)	(117)	(289)	(553)
End of period	$43,198	$43,378	$43,198	$43,378

Common Shares Issued and Outstanding:
Beginning of period	8,631,293	8,681,851	8,651,054	8,736,046
Issuance of common stock	16,681	16,978	46,265	50,167
Purchase and retirement of common stock	(8,499)	(23,311)	(57,844)	(110,695)
End of period	8,639,475	8,675,518	8,639,475	8,675,518

Additional Paid-in Capital:
Beginning of period	$-	$-	$-	$6
Issuance of common stock	8	1	33	(1)
Purchase and retirement of common stock	(83)	(167)	(342)	(478)
Stock based compensation	131	166	365	473
End of period	$56	$-	$56	$-

Retained Earnings:
Beginning of period	$120,617	$122,597	$121,128	$122,847
Net income for the period	2,101	801	5,256	4,573
Purchase and retirement of common stock	-	(81)	(223)	(627)
Cash dividends declared and paid	(1,736)	(1,734)	(5,179)	(5,210)
End of period	$120,982	$121,583	$120,982	$121,583

Accumulated Other Comprehensive Income:
Beginning of period	$702	$769	$723	$793
Amortization of pension costs, net of tax	(10)	(12)	(31)	(36)
End of period	$692	$757	$692	$757

21 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-UNAUDITED
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

15. Recent Accounting Pronouncements

Effective December 1, 2024, we adopted Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require: that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); and that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. The enhanced disclosures required by ASU 2023-07 are reflected in our segment disclosures in Note 12, Segments. The adoption of this guidance related solely to disclosures and did not have an impact upon our financial position or results of operations. This guidance was initially applied for our annual financial statements for the year ended November 29, 2005 and for interim periods beginning in fiscal 2026. This guidance was applied retrospectively to all periods presented.

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

22 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe-harbor, forward-looking statements:

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of Bassett Furniture Industries, Incorporated and subsidiaries. Such forward-looking statements are identified by use of forward-looking words such as “anticipates”, “believes”, “plans”, “estimates”, “expects”, “aims” and “intends” or words or phrases of similar expression. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any such matters will be realized. Important factors that could cause actual results to differ materially from those contemplated by such forward-looking statements include:

•

fluctuations in the cost and availability of raw materials, fuel, labor, delivery costs and sourced products, including those which may result from supply chain disruptions and shortages, the imposition of new or increased tariffs, retaliatory tariffs, duties and trade limitations with respect to foreign-sourced products, and the economic impact of increases in the cost of fuel and materials resulting from the ongoing conflict with Iran.

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

23 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
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

We consider our website to be the front door to our brand experience where customers can research our furniture and accessory offerings and subsequently buy online or engage with an in-store design consultant. We know that we are driving a significant percentage of the retail foot traffic to our store network and our open market customers through engagement with www.bassettfurniture.com. Digital outreach is the primary channel for brand advertising and customer acquisition, supplemented by balanced spending between direct mail, including catalogs, and advertising through streaming television services.

We introduced a new web platform late in 2023 that leverages world class features including enhanced customer research capabilities and streamlined navigation. Since the debut of the new site, we have seen increased engagement with the brand through a greater number of page views per customer along with more time spent on the site. We have also seen an increase in average order value that has resulted in increased e-commerce revenue. Building on the 25% increase in web sales for fiscal 2025, written sales orders for the web increased 39% for the nine months ended August 29, 2026 while delivered sales increased 34%. Although e-commerce sales continue to be small relative to in-store sales, we will continue to invest in ongoing improvements to the aesthetics and user experience on our website while not compromising on our in-store experience or the quality of our in-home makeover capabilities.

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

During the second fiscal quarter of 2026 we acquired one retail store from a former licensee in Cherry Hill, New Jersey and opened a new Company-owned store in the Cincinnati, Ohio market. A second new Company-owned store in the Orlando, Florida market is expected to open in early October of 2026.

24 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Results of Operations – Period ended August 29, 2026 compared with the period ended August 30, 2025:

Historically, housing activity, both new home sales and sales of existing homes, is a primary driver of furniture and home furnishings sales.  Since the COVID boom, housing prices have increased significantly along with the mortgage rates charged for home loans. Many homeowners are reluctant to sell their homes with the low‑rate mortgages, and buyers are hesitant to commit amid high prices and economic uncertainty.  As a result, housing activity is significantly slower than historical trends resulting in reduced demand for furniture and home furnishings.  This has put pressure on furniture and home furnishings retailers and we have seen an increase in those retailers exiting the industry.  While our sales levels have decreased from the COVID period, we believe our sales have somewhat stabilized over the last couple of years.  In addition, we have gained efficiencies in our operations and reduced our overall expense structure to improve our results of operations.

Tariff Refund:

During the second fiscal quarter of 2026, we received $2,832 in tariff refunds from U.S. Customs and Border Protection as a result of the U.S. Supreme Court’s February 2026 decision invalidating the tariffs imposed by the President of the United States in 2025 under the International Emergency Economic Powers Act of 1977 ("IEEPA"). Of this amount, $956 was recorded as an increase in gross profit for the third quarter with additional amounts to be recorded primarily in the fourth quarter of 2026 as the related inventory is sold. Tariff costs are capitalized into inventory at the time they are incurred and subsequently recognized in the income statement when those goods are sold to a third party. The high tariff costs which had been capitalized into inventory that was sold through the end of the third quarter of 2026 were substantially offset by the tariff refund income recognized as a reduction in the income statement during the quarter.

Consolidated results of operations for the three and nine months ended August 29, 2026 and August 30, 2025 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 29, 2026		August 30, 2025		Dollars	Percent	August 29, 2026		August 30, 2025		Dollars	Percent

Net sales	$82,838	100.0%	$80,103	100.0%	$2,735	3.4%	$246,931	100.0%	$246,613	100.0%	$318	0.1%
Cost of goods sold	35,222	42.5%	35,109	43.8%	113	0.3%	106,803	43.3%	107,880	43.7%	(1,077)	-1.0%
Gross profit	47,616	57.5%	44,994	56.2%	2,622	5.8%	140,128	56.7%	138,733	56.3%	1,395	1.0%
SG&A expenses	44,690	53.9%	44,401	55.4%	289	0.7%	133,234	54.0%	133,188	54.0%	46	0.0%
New store pre-opening costs	144	0.2%	-	0.0%	144	100.0%	712	0.3%	-	0.0%	712	100.0%

Income from operations	$2,782	3.4%	$593	0.7%	$2,189	369.1%	$6,182	2.5%	$5,545	2.2%	$637	11.5%

Analysis of Quarterly Results:

Total sales revenue for the three months ended August 29, 2026 increased $2,735 or 3.4% over the prior year period. This consisted of a $391 or 1.4% increase in sales to external wholesale customers and a $2,344 or 4.5% increase in retail sales from our Company-owned stores.

Gross margins for the three months ended August 29, 2026 increased 130-basis points over the prior year due primarily to higher margins in the wholesale business resulting from the previously discussed IEEPA tariff refund partially offset by lower margins in the retail business. The increase in consolidated margins was also due to an increase in the portion of total sales from our retail business which carry a higher gross margin as compared to third-party wholesale sales.

Selling, general and administrative (“SG&A”) expenses (excluding new store pre-opening costs) as a percentage of sales for the three months ended August 29, 2026 decreased 150 basis points from 2025 primarily due to increased leverage of fixed costs in our retail segment due to higher sales levels coupled with reduced corporate overhead expenses.

Refer to the following discussions of quarterly results by segment for additional details.

25 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results:

Total sales revenue for the nine months ended August 29, 2026 increased $318 or 0.1% over the prior year period. This consisted of a $2,910 or 1.8% increase in retail sales from our Company-owned stores largely offset by a $2,592 or 3.0% decrease in sales to external wholesale customers.

Gross margins for the nine months ended August 29, 2026 increased 40 basis points over the prior year due primarily to higher margins in the wholesale business resulting from the previously discussed IEEPA tariff refund partially offset by lower margins in the retail business. The increase in consolidated margins was also due to an increase in the portion of total sales from our retail business which carry a higher gross margin as compared to third-party wholesale sales.

SG&A expenses (excluding new store pre-opening costs) as a percentage of sales for the nine months ended August 29, 2026 were flat compared to the prior year period. Excluding $698 of proceeds from business interruption insurance recorded as a reduction to SG&A expense in the second quarter of 2025 as a result of a cyber incident in fiscal 2024, SG&A expenses as a percentage of sales decreased 30 basis points as compared to 2025.

Refer to the following discussions of quarterly results by segment for additional details.

Segment Information

We have strategically aligned our business into two reportable segments as defined in ASC Topic 280, Segment Reporting, and as described below:

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

In addition to the two reportable segments described above, we include our remaining business activities and assets in a reconciling category known as Corporate and other. This category includes the shared costs of corporate functions such as treasury and finance, information technology, accounting, human resources, legal and others, including certain product development and marketing functions benefiting both wholesale and retail operations. In addition to property and equipment and various other assets associated with the shared corporate functions, the identifiable assets of Corporate and other include substantially all of our cash and our investments in CDs. We consider our corporate functions to be other business activities.

Intercompany net sales elimination represents the elimination of wholesale sales to our Company-owned stores. Intercompany income elimination includes the embedded wholesale profit in the Company-owned store inventory that has not been realized. These profits will be recorded when merchandise is delivered to the retail consumer. The intercompany income elimination also includes rent paid by our retail stores occupying Company-owned real estate.

26 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Reconciliation of Segment Results to Consolidated Income (Loss) Before Income Taxes

To supplement the financial measures prepared in accordance with GAAP, we present gross profit by segment inclusive of the effects of intercompany sales by our wholesale segment to our retail segment. Because these intercompany transactions are not eliminated from our segment presentations and because we do not present gross profit by segment as a measure of segment profitability in the accompanying condensed consolidated financial statements, the presentation of gross profit by segment is considered to be a non-GAAP financial measure. In addition, certain special gains or charges as well as non-operating income and expenses which are included in consolidated income (loss) before income taxes are not included in the measures of segment profitability. The reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below along with the effects of various other intercompany eliminations on our consolidated results of operations.

	Quarter Ended August 29, 2026
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales	$53,692	$54,235	$-	$(25,089)	(1)	$-	$-	$82,838
Cost of goods sold	34,024	26,317	-	(25,119)	(2)	-	-	35,222
Gross profit	19,668	27,918	-	30		-	-	47,616
SG&A expense	10,351	28,027	6,620	(308)	(3)	-	-	44,690
New store pre-opening costs	-	144	-	-		-		144
Income (loss) from operations	9,317	(253)	(6,620)	338		-	-	2,782
Interest income	-	-	-	-		-	480	480
Other income, net	-	-	-	-		-	(375)	(375)
Income (loss) before income taxes	$9,317	$(253)	$(6,620)	$338		$-	$105	$2,887

	Quarter Ended August 30, 2025
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales	$50,787	$51,891	$-	$(22,575)	(1)	$-	$-	$80,103
Cost of goods sold	32,950	24,710	-	(22,551)	(2)	-	-	35,109
Gross profit	17,837	27,181	-	(24)		-	-	44,994
SG&A expense	9,782	27,514	7,419	(314)	(3)	-	-	44,401
Income (loss) from operations	8,055	(333)	(7,419)	290		-	-	593
Interest income	-	-	-	-		-	472	472
Other loss, net	-	-	-	-		-	30	30
Income (loss) before income taxes	$8,055	$(333)	$(7,419)	$290		$-	$502	$1,095

27 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

	Nine Months Ended August 29, 2026
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales	$159,800	$162,327	$-	$(75,196)	(1)	$-	$-	$246,931
Cost of goods sold	102,847	78,879	-	(74,923)	(2)	-	-	106,803
Gross profit	56,953	83,448	-	(273)		-	-	140,128
SG&A expense	31,013	84,354	18,797	(930)	(3)	-	-	133,234
New store pre-opening costs	-	712	-	-		-	-	712
Income (loss) from operations	25,940	(1,618)	(18,797)	657		-	-	6,182
Interest income	-	-	-	-		-	1,479	1,479
Other loss, net	-	-	-	-		-	(480)	(480)
Income (loss) before income taxes	$25,940	$(1,618)	$(18,797)	$657		$-	$999	$7,181

	Nine Months Ended August 30, 2025
	Non-GAAP Presentation							GAAP Presentation
	Wholesale	Retail	Corporate & Other	Eliminations		Special Items	Non-Operating	Consolidated

Net sales	$157,943	$159,417	$-	$(70,747)	(1)	$-	$-	$246,613
Cost of goods sold	102,789	75,485	-	(70,394)	(2)	-	-	107,880
Gross profit	55,154	83,932	-	(353)		-	-	138,733
SG&A expense	30,124	83,831	20,166	(933)	(3)	-	-	133,188
Income (loss) from operations	25,030	101	(20,166)	580		-	-	5,545
Interest income	-	-	-	-		-	1,552	1,552
Other loss, net	-	-	-	-		-	(851)	(851)
Income (loss) before income taxes	$25,030	$101	$(20,166)	$580		$-	$701	$6,246

Notes to segment consolidation table:

(1)	Represents the elimination of sales from our wholesale segment to our Company-owned BHF stores.
(2)

Represents the elimination of purchases by our Company-owned BHF stores from our wholesale segment, as well as the change for the period in the elimination of intercompany profit in ending retail inventory.

(3)	Represents the elimination of rent paid by our retail stores occupying Company-owned real estate.

28 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Wholesale Segment

Results for the wholesale segment for the three and nine months ended August 29, 2026 and August 30, 2025 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 29, 2026		August 30, 2025		Dollars	Percent	August 29, 2026		August 30, 2025		Dollars	Percent

Net sales	$53,692	100.0%	$50,787	100.0%	$2,905	5.7%	$159,800	100.0%	$157,943	100.0%	$1,857	1.2%
Gross profit (1)	19,668	36.6%	17,837	35.1%	1,831	10.3%	56,953	35.6%	55,154	34.9%	1,799	3.3%
SG&A expenses	10,351	19.3%	9,782	19.3%	569	5.8%	31,013	19.4%	30,124	19.1%	889	3.0%
Income from operations	$9,317	17.4%	$8,055	15.9%	$1,262	15.7%	$25,940	16.2%	$25,030	15.8%	$910	3.6%

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Income (Loss) Before Income Taxes above.

Wholesale sales by major product category are as follows:

	Quarter Ended
	August 29, 2026				August 30, 2025				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$19,759	$15,479	$35,238	65.6%	$18,704	$14,208	$32,912	64.8%	$2,326	7.1%
Bassett Leather Imports	3,816	1,134	4,950	9.2%	3,865	743	4,608	9.1%	342	7.4%
Bassett Custom Wood	2,626	3,891	6,517	12.1%	2,669	3,604	6,273	12.4%	244	3.9%
Bassett Casegoods	2,402	4,585	6,987	13.0%	2,974	4,020	6,994	13.8%	(7)	-0.1%
Total	$28,603	$25,089	$53,692	100.0%	$28,212	$22,575	$50,787	100.0%	$2,905	5.7%

	Nine Months Ended
	August 29, 2026				August 30, 2025				Total Change
	External	Intercompany	Total		External	Intercompany	Total		Dollars	Percent
Bassett Custom Upholstery	$56,879	$46,108	$102,987	64.4%	$57,555	$44,285	$101,840	64.5%	$1,147	1.1%
Bassett Leather Imports	11,916	3,490	15,406	9.6%	11,894	2,164	14,058	8.9%	1,348	9.6%
Bassett Custom Wood	8,137	12,029	20,166	12.6%	9,016	12,015	21,031	13.3%	(865)	-4.1%
Bassett Casegoods	7,672	13,569	21,241	13.3%	8,731	12,283	21,014	13.3%	227	1.1%
Total	$84,604	$75,196	$159,800	100.0%	$87,196	$70,747	$157,943	100.0%	$1,857	1.2%

Analysis of Quarterly Results – Wholesale

Net sales for the three months ended August 29, 2026 increased $2,905 or 5.7% from the prior year, consisting of a 7.5% increase in shipments to the retail store network, a 28% increase in Lane Venture shipments to wholesale customers and a 3.7% increase in shipments to the open market. Shipments to our retail store network also include shipments of the Lane Venture brand, which we introduced in the BHF stores during the first quarter of 2026. Total shipments of the Lane Venture brand, including the shipments to both the retail store network and to wholesale customers, increased 44% from the prior year. Gross margins for the three months ended August 29, 2026 increased 150 basis points from the prior year period primarily due to the previously discussed IEEPA tariff refund along with improved margins in both the domestic wood and the Lane Venture operations, partially offset by lower margins in the imported wood and imported upholstery operations due to the realization of higher tariff costs. SG&A expenses as a percentage of sales were flat at 19.3% as the effects of greater leverage of fixed costs from higher sales were offset by increased outbound freight expenses from higher fuel costs.

29 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Analysis of Year-to-Date Results – Wholesale

Net sales for the nine months ended August 29, 2026 increased $1,857 or 1.2% over the prior year, consisting of a 2.9% increase in shipments to our retail store network along with a 12.3% increase in Lane Venture shipments to wholesale customers, partially offset by a 2.5% decrease in shipments to the open market. Shipments to our retail store network also include shipments of the Lane Venture brand, which we introduced in the BHF stores during the first quarter of 2026. Total shipments of the Lane Venture brand, including the shipments to both the retail store network and to wholesale customers, increased 31% from the prior year. Gross margins for the nine months ended August 29, 2026 increased 70 basis points from the prior year period primarily due to the previously discussed IEEPA tariff refund along with improved margins in both the domestic wood and the Lane Venture operations, partially offset by lower margins in the imported upholstery operations due to the realization of higher tariff costs. SG&A expenses as a percentage of sales increased 30 basis points compared with the prior year period primarily due to increased outbound freight expenses from higher fuel costs.

Wholesale Backlog

Wholesale backlog at August 29, 2026 was $16,917 as compared to $19,519 at November 29, 2025 and $16,596 at August 30, 2025.

Retail – Company-owned Stores Segment

Results for the retail segment for the periods ended August 29, 2026 and August 30, 2025 are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 29, 2026		August 30, 2025		Dollars	Percent	August 29, 2026		August 30, 2025		Dollars	Percent

Net sales	$54,235	100.0%	$51,891	100.0%	$2,344	4.5%	$162,327	100.0%	$159,417	100.0%	$2,910	1.8%
Gross profit (1)	27,918	51.5%	27,181	52.4%	737	2.7%	83,448	51.4%	83,932	52.6%	(484)	-0.6%
SG&A expenses	28,027	51.7%	27,514	53.0%	513	1.9%	84,354	52.0%	83,831	52.6%	523	0.6%
New store pre-opening costs	144	0.3%	-	0.0%	144	100.0%	712	0.4%	-	0.0%	712	100.0%
Loss from operations	$(253)	-0.5%	$(333)	-0.6%	$80	N/M	$(1,618)	-1.0%	$101	0.1%	$(1,719)	N/M

(1)

Gross profit at the segment level is considered a Non-GAAP financial measure due to the included effects of intercompany transactions. Refer to the reconciliation of gross profit by segment to consolidated gross profit presented under the Reconciliation of Segment Results to Consolidated Income (Loss) Before Income Taxes above.

Retail sales by major product category are as follows:

	Quarter Ended				Change		Nine Months Ended				Change
	August 29, 2026		August 30, 2025 (1)		Dollars	Percent	August 29, 2026		August 30, 2025 (1)		Dollars	Percent

Bassett Custom Upholstery	$31,064	57.3%	$30,387	58.6%	$677	2.2%	$92,688	57.1%	$92,572	58.1%	$116	0.1%
Bassett Leather Imports	731	1.3%	490	0.9%	241	49.2%	2,050	1.3%	1,058	0.7%	992	93.8%
Bassett Custom Wood	8,017	14.8%	6,783	13.1%	1,234	18.2%	24,277	15.0%	22,957	14.4%	1,320	5.7%
Bassett Casegoods	7,366	13.6%	7,308	14.1%	58	0.8%	22,173	13.7%	21,031	13.2%	1,142	5.4%
Accessories, mattresses and other (2)	7,057	13.0%	6,923	13.3%	134	1.9%	21,139	13.0%	21,799	13.7%	(660)	-3.0%
Total	$54,235	100.0%	$51,891	100.0%	$2,344	4.5%	$162,327	100.0%	$159,417	100.0%	$2,910	1.8%

(1)	Certain amounts within Bassett Custom Upholstery and Bassett Leather Imports have been reclassified to conform to the 2026 presentation.
(2)	Includes the sale of goods other than Bassett-branded products, such as accessories and bedding, and also includes the sale of furniture protection plans.

Analysis of Quarterly Results - Retail

Net sales for the three months ended August 29, 2026 increased $2,344 or 4.5% over the prior year period. Written sales (the value of sales orders taken but not delivered) increased 4.4% over the third quarter of 2025. Gross margin for the three months ended August 29, 2026 declined 90 basis points from the prior period primarily due to lower margins on in-line goods from increased promotional activities. SG&A expenses (which do not include new store pre-opening costs) as a percentage of sales for the three months ended August 29, 2026 decreased 130 basis points from the prior year period due to greater leverage of fixed costs from higher sales levels and lower advertising and marketing costs, partially offset by higher employee costs.

30 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

During the three months ended August 29, 2026, we incurred $144 of new store pre-opening costs associated with a new store in the Orlando, Florida market, expected to open in early October of 2026. Prior to opening a new store we incur such expenses as rent, training costs and other payroll-related costs. These costs generally range between $200 to $400 per store depending on the overall rent costs for the location and the period between the time when we take physical possession of the store space and the time of the store opening. Generally, rent payments during a buildout period between delivery of possession and opening of a new store are deferred and therefore straight-line rent expense recognized during that time does not require cash. Inherent in our retail business model, we also incur losses in the two to three months of operation following a new store opening. Like other furniture retailers, we do not recognize a sale until the furniture is delivered to our customer. Because our retail business model does not involve maintaining a stock of retail inventory that would result in quick delivery and because of the custom nature of many of our furniture offerings, delivery to our customers usually occurs about 30 to 45 days after an order is placed. We generally require a deposit at the time of order and collect the remaining balance when the furniture is delivered, at which time the sale is recognized. Coupled with the previously discussed store pre-opening costs, total start-up losses can range from $400 to $600 per store. We generally expect that new stores will operate at or above a retail break-even level within a reasonable period of time following store opening. Factors affecting the length of time required to achieve this goal on a store-by-store basis may include the level of brand recognition, the degree of local competition and the depth of penetration in a particular market. Even as new stores ramp up to break even, we do realize additional wholesale sales volume sold through each new store that leverages the fixed costs in our wholesale business.

Analysis of Year-to-Date Results - Retail

Net sales for the nine months ended August 29, 2026 increased $2,910 or 1.8% over the prior year. Written sales (the value of sales orders taken but not delivered) increased 4.6% over the first nine months of 2025. Gross margin for the nine months ended August 29, 2026 declined 120 basis points from the prior period primarily due to lower margins on in-line goods from increased promotional activities coupled with lower margins on clearance goods as we continue to be more aggressive in cycling through returned goods and floor samples. SG&A expenses (which do not include new store pre-opening costs) as a percentage of sales for the nine months ended August 29, 2026 decreased 60 basis points from the prior year period. Excluding $569 of proceeds from business interruption insurance recorded as a reduction to SG&A expense in the second quarter of 2025 as a result of a cyber incident in fiscal 2024, SG&A expenses as a percentage of sales decreased 90 basis points as compared to 2025. This decrease was primarily due to greater leverage of fixed costs from higher sales levels coupled with the realization of other cost savings implemented during the year.

During the nine months ended August 29, 2026, we incurred $712 of new store pre-opening costs associated with new stores in the Cincinnati, Ohio market, which opened late in the second quarter, and the Orlando, Florida market, expected to open in early October of 2026.

Retail Backlog

Retail backlog at August 29, 2026 was $33,512 compared to $34,402 at November 29, 2025 and $32,206 at August 30, 2025.

Corporate and Other

In addition to the two reportable segments discussed above, we include our remaining business activities and assets in a reconciling category known as Corporate and other, which includes the shared costs of various corporate functions. SG&A expenses of Corporate and other for the periods ended August 29, 2026 and August 30, 2025 are as follows:

	Quarter Ended		Change		Six Months Ended		Change
	August 29, 2026	August 30, 2025	Dollars	Percent	August 29, 2026	August 30, 2025	Dollars	Percent

SG&A expenses	$6,620	$7,419	$(799)	-10.8%	$18,797	$20,166	$(1,369)	-6.8%

Analysis of Results – Corporate and Other

SG&A expenses included in Corporate and other for the three and nine months ended August 29, 2026 decreased $799 or 10.8%, and $1,369 or 6.8%, respectively, from the prior year periods due primarily to lower incentive compensation costs.

31 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Other Items Affecting Net Income

Interest Income

Interest income for the three months ended August 29, 2026 increased $8 or 1.7% over the prior year due to $94 of interest received in connection with the IEEPA tariff refund partially offset by lower interest income from CDs and interest-bearing cash. Interest income for the nine months ended August 29, 2026 declined $73 or 4.7% from the prior year as lower interest income on CDs and interest-bearing cash equivalents was partially offset by $94 of interest received in connection with the IEEPA tariff refund and $99 of interest received as a Federal income tax refund during the first quarter of fiscal 2026.

Other Income (Loss), Net

Other loss, net, for the three months ended August 29, 2026 was $375 compared to other income, net of $30 for the prior year period, primarily due to increases in the cash surrender value of Company-owned life insurance in the prior year quarter. Other loss, net, for the nine months ended August 29, 2026 improved $371 or 43.6% from the prior year period due to increases in the cash surrender value of Company-owned life insurance during the current year.

Income Taxes

We calculate an anticipated effective tax rate for the year based on our annual estimates of pretax income or loss and use that effective tax rate to record our year-to-date income tax provision.  Any change in annual projections of pretax income or loss could have a significant impact on our effective tax rate for the respective quarter.

Our effective tax rates were 27.2% and 26.8% for the three and nine months ended August 29, 2026, respectively. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Our effective tax rate was 26.8% for both the three and nine months ended August 30, 2025. The effective rate differs from the federal statutory rate of 21% primarily due to the effects of state income taxes and various permanent differences.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the first nine months of fiscal 2026 was $8,013 compared to cash provided by operations of $5,726 for the first nine months of fiscal 2025, representing an increase of $2,287 in cash flows from operations. This increase was primarily the result of improved income levels, the receipt of the IEEPA tariff refunds and better working capital management.

Our overall cash position declined $5,905 during the first nine months of 2026. During the first nine months of fiscal 2026, we spent $6,875 on purchases of property and equipment, including tenant improvements to our new locations in Cincinnati, Ohio and Orlando, Florida as well as our new wholesale showroom space in High Point, North Carolina. We paid $470 to a former licensee to acquire the BHF store located in Cherry Hill, New Jersey. We also paid $5,179 in dividends during the first nine months of 2026. We repurchased $779 worth of shares under our stock repurchase program during the first nine months of 2026 compared to repurchases of $1,522 in the prior year period. We expect capital expenditures for the full year to range from $9 million to $11 million. As of August 29, 2026, $17,475 remains available for future purchases under our stock repurchase plan. With cash and cash equivalents and short-term investments totaling $53,395 on hand at August 29, 2026, expected future operating cash flows and the availability under our credit line noted below, we believe we have sufficient liquidity to fund operations for the foreseeable future.

Debt and Other Obligations

On May 15, 2024, we entered into the Credit Facility with our bank. This Credit Facility provides for a line of credit of up to $25,000. At August 29, 2026, we had $5,866 outstanding under standby letters of credit against our line. The line bears interest at the One-Month Term Secured Overnight Financing Rate (“One-Month Term SOFR”) plus 1.75% and is secured by our accounts receivable and inventory. Our bank charges a fee of 0.25% on the daily unused balance of the line, payable quarterly. Under the terms of the Credit Facility, Consolidated Minimum Tangible Net Worth shall at no time be less than $120,000. In addition, we must maintain the following financial covenants, measured quarterly on a rolling twelve-month basis and commencing as of the end of the first fiscal quarter after the first date that the used commitment (the sum of any outstanding advances plus standby letters of credit) equals or exceeds $8,250:

●	Consolidated Fixed Charge Coverage Ratio of not less than 1.2 times and

32 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

●	Consolidated Lease Adjusted Leverage to EBITDAR Ratio not to exceed 3.35 times.

At August 29, 2026, we were in compliance with the Consolidated Minimum Tangible Net Worth requirement. Since our used commitment was less than $8,250 at August 29, 2026, we were not required to test the Consolidated Fixed Charge Coverage Ratio or the Consolidated Lease Adjusted Leverage to EBITDAR Ratio. However, had we been required to test those ratios, we would have been in full compliance. Our availability under the Credit Facility is currently $19,134. On January 9, 2026, the Credit Facility was amended to extend the expiration date to January 31, 2029.

We lease land and buildings that are used in the operation of our Company-owned retail stores as well as in the operation of one of our licensee-owned stores, and we lease land and buildings used in our wholesale manufacturing operations. We also lease certain personal property such as lift trucks, office equipment and local delivery trucks. The present value of our obligations for leases with terms in excess of one year at August 29, 2026 is $83,345 and is included in our accompanying condensed consolidated balance sheet at August 29, 2026. We were contingently liable under licensee lease obligation guarantees in the amount of $3,410 at August 29, 2026. The remaining terms under these lease guarantees extend for approximately four years. See Note 10, Commitments, to our condensed consolidated financial statements for additional details regarding our lease guarantees.

We provide post-employment benefits to certain current and former executives and management level employees of the Company. Included among these benefits are two defined-benefit plans with a combined projected benefit obligation of $6,970 at August 29, 2026, the current portion of which is $815. We also have deferred compensation plans with a total liability of $6,410 at August 29, 2026, the current portion of which is $327. See Note 9, Post Employment Benefit Obligations, to our condensed consolidated financial statements for additional information regarding these plans.

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

Contingencies

We are involved in various legal and environmental matters which arise in the normal course of business. Although the final outcome of these matters cannot be determined, based on the facts presently known, it is our opinion that the final resolution of these matters will not have a material adverse effect on our financial position or future results of operations. See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements for further information regarding certain contingencies as of August 29, 2026.

33 of 37

PART I-FINANCIAL INFORMATION-CONTINUED
BASSETT FURNITURE INDUSTRIES, INCORPORATED AND SUBSIDIARIES
AUGUST 29, 2026
(Dollars in thousands except share and per share data)

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

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

We have potential exposure to market risk related to conditions in the commercial real estate market. Our retail real estate holdings of $23,010 at August 29, 2026 for Company-owned stores could suffer significant impairment in value if we are forced to close additional stores and sell or lease the related properties during periods of weakness in certain markets. Additionally, if we are required to assume responsibility for payment under the lease obligations of $3,410 which we have guaranteed on behalf of certain licensees as of August 29, 2026 we may not be able to secure sufficient sub-lease income in the current market to offset the payments required under the guarantees. We are also exposed to risk related to conditions in the commercial real estate rental market with respect to the right-of-use assets we carry on our balance sheet for leased retail store locations, manufacturing and warehouse facilities. At August 29, 2026, the unamortized balance of such right-of-use assets used in continuing operations totaled $73,165. Should we have to close or otherwise abandon one of these leased locations, we could incur additional impairment charges if rental market conditions do not support a fair value for the right of use asset in excess of its carrying value.

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

AUGUST 29, 2026

(Dollars in thousands except share and per share data)

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no changes to the risk factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the stock repurchase activity by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act, during the three months ended August 29, 2026 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program:

	Total Shares Purchased	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

May 31, 2026 -July 4, 2026	8,499	$14.76	8,499	$ 17,475
July 5, 2026 - August 1, 2026	-	$-	-	$ 17,475
August 2, 2026 - August 29, 2026	-	$-	-	$ 17,475

(1)

The Company is authorized to repurchase Company stock under a plan which was originally announced in 1998. On March 9, 2022, the Board of Directors increased the remaining limit of the repurchase plan to $40,000. At August 29, 2026, $17,475 remained available for share repurchases under the plan.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c)

During the fiscal quarter ended August 29, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

35 of 37

PART II - OTHER INFORMATION-CONTINUED

BASSETT FURNITURE INDUSTRIES INCORPORATED AND SUBSIDIARIES

AUGUST 29, 2026

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
September 30, 2026

/s/	J. Michael Daniel
J. Michael Daniel, Senior Vice President and Chief Financial Officer September 30, 2026

37 of 37